Form 10-Q
period 1998-06-28
GPC CAPITAL CORP II
filed 1998-09-14
CIK 1061504

FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549-1004
(Mark One)

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE  SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 28, 1998

                                      OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to ______
Commission file number

                              GPC CAPITAL CORP. II
            (Exact name of registrant as specified in its charter)

     DELAWARE                            23-2952404
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

                           1110 East Princess Street
                              York, Pennsylvania
                   (Address of principal executive offices)
                                     17403
                                  (zip code)
                                (717) 849-8500
             (Registrant's telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filled by the Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]. No [X].

As of the date hereof, 1,000 shares of the registrant's common stock, par value $.01 per share, are outstanding.

                              GPC CAPITAL CORP. II
                                     INDEX

                        PART I.  FINANCIAL INFORMATION


                                                        Page Number
ITEM 1:   Condensed Financial Statements:

          CONDENSED BALANCE SHEETS -
               At June 28, 1998............................   3

          CONDENSED STATEMENTS OF OPERATIONS  - For the
               Three months and Six Months Ended June
               28, 1998....................................   4

          CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY-
               For the  Six Months Ended June 28, 1998.....   5

          CONDENSED STATEMENTS OF CASH FLOWS -For the
               Six Months Ended June 28, 1998..............   6

          NOTES TO CONDENSED FINANCIAL STATEMENTS..........   7

Item 2:   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations.......................................   8

                          PART II.  OTHER INFORMATION

Item 6:   Exhibits and Reports on Form 8-K.................   9

Signature:  ...............................................  10

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements


                              GPC CAPITAL CORP. II
                            CONDENSED BALANCE SHEET
                                 June 28, 1998
                                (in thousands)
                                  (Unaudited)



Total assets............................      ---


Total liabilities.......................      ---


Commitments and contingencies...........      ---


Total Shareholder's Equity..............      ---




















                            See accompanying notes.

                              GPC CAPITAL CORP. II
                      CONDENSED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTH PERIODS ENDED JUNE 28, 1998
                                (in thousands)
                                  (Unaudited)



                               Three Months   Six Months
                               ------------   ----------


Net sales......................     ---            ---

Operating income...............     ---            ---

Interest expense, net..........     ---            ---

Net income.....................     ---            ---
























                            See accompanying notes.

                              GPC CAPITAL CORP. II
                    CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY
                                (in thousands)
                                  (Unaudited)







Balance at February 2, 1998.....................   ---

Balance at June 28,1998.........................   ---





























                            See accompanying notes.

                              GPC CAPITAL CORP. II
                      CONDENSED STATEMENTS OF CASH FLOWS
                     SIX MONTH PERIOD ENDED JUNE 28, 1998
                                (in thousands)
                                  (Unaudited)



Operating activities.....................     ---

Investing activities.....................     ---

Financing activities.....................     ---






























                            See accompanying notes.

                              GPC CAPITAL CORP. II
              NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                 June 28, 1998


1.   Basis of Presentation

     The accompanying unaudited condensed financial statements of GPC Capital Corp. II have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting only of usual recurring adjustments considered necessary for a fair presentation) are reflected in the condensed financial statements.

     GPC Capital Corp. II, a wholly owned subsidiary of Graham Packaging Holdings Company, a Pennsylvania limited partnership formerly known as Graham Packaging Company. ("Holdings") was incorporated in Delaware in January 1998. The sole purpose of GPC Capital Corp. II is to act as co-obligor of the Senior Discount Notes and as a guarantor under the New Credit Agreement. GPC
Capital Corp. II has only nominal assets and does not conduct any independent operations. GPC Capital Corp. II has authorized and issued 1,000 shares of common stock with a par value of $.01 per share.

     For additional information, see the related Quarterly Report on Form 10-Q of Holdings for the quarter ended June 28, 1998.

2.  Debt Arrangements

     On February 2, 1998, Holdings and GPC Capital Corp. II, as co-obligor, issued $100.6 million gross proceeds of Senior Discount Notes Due 2009 ($169 million aggregate principal amount at maturity). The Senior Discount Notes mature on January 15, 2009, with interest payable at 10.75%. Cash interest on the Senior Discount Notes does not accrue until January 15, 2003.

     On February 2, 1998, Graham Packaging Company, a Delaware limited partnership formerly known as Graham Packaging Holdings I, L.P. (the "Operating Company") refinanced the majority of its existing credit facilities and entered into a new Credit Agreement (the "New Credit Agreement") with a consortium of banks. The New Credit Agreement consists of three term loans to the Operating Company totaling $395 million and two revolving loan facilities to the Operating Company totaling $255 million.
The obligations of the Operating Company under the New Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments beginning June 30, 1998 through January 31, 2007, and require payments of $3,200,000 in 1998, $3,200,000 in
1999, $13,200,000 in 2000, $18,200,000 in 2001 and $23,200,000 in 2002.  The
revolving loan facilities expire on January 31, 2004.  Interest is payable at
(a) the "Alternate Base Rate" (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 0% to 2.00%; or (b) the "Eurocurrency Rate" (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 0.625% to
3.00%.   A commitment fee ranging from 0.20% to 0.50% is due on the unused portion of the revolving loan commitment. In addition, the New Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Operating Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings.

3.   Subsequent Events

     On August 13, 1998, the New Credit Agreement was amended to provide for up to an additional $175 million in term loan borrowings. Principal payments required under this new term facility are payable in quarterly installments beginning March 31, 1999 through January 31, 2007, with payments of $1.8 million in each of the next five years.

     On September 8, 1998, Holdings and GPC Capital Corp. II consummated an exchange offer for all of their outstanding Senior Discount Notes Due 2009 which had been issued on February 2, 1998 (the "Old Notes"), and issued in exchange therefor their Senior Discount Notes Due 2009, Series B (the "Exchange Notes"), which have the same terms as the Old Notes, except that the Exchange Notes are registered under the Securities Act of 1933 and do not include the restrictions on transfer applicable to the Old Notes. See Note 2.

Item 2.   Management's Discussion and Analysis of Financial
          Condition And Results of Operations


     Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

          The Private Litigation Reform Act of 1995 provides a "Safe Harbor" for certain forward-looking statements. This Form 10-Q includes "forward-looking" within the meaning of section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements other than historical facts included in this Form 10-Q, including without limitation, statements regarding the Company's future financial position, business strategy, anticipated capital expenditures, anticipated business acquisitions, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove to have been correct.

     Results of Operations

          None


     Liquidity and Capital Resources

          On February 2, 1998, Holdings and GPC Capital Corp. II, as co-obligor, issued $100.6 million gross proceeds of Senior Discount Notes Due 2009 ($169 million aggregate principal amount at maturity). The Senior Discount Notes mature on January 15, 2009, with interest payable at 10.75%. Cash interest on the Senior Discount Notes does not accrue until January 15, 2003.

          On September 8, 1998, Holdings and GPC Capital Corp. II consummated an exchange offer for all of their outstanding Senior Discount Notes Due 2009 which had been issued on February 2, 1998 (the "Old Notes"), and issued in exchange therefor their Senior Discount Notes Due 2009, Series B (the "Exchange Notes"), which have the same terms as the Old Notes, except that the Exchange Notes are registered under the Securities Act of 1933 and do not include the restrictions on transfer applicable to the Old Notes.

          On February 2, 1998, Graham Packaging Company, a Delaware limited partnership formerly known as Graham Packaging Holdings I, L.P. (the "Operating Company") refinanced the majority of its existing credit facilities and entered into a new Credit Agreement (the "New Credit Agreement") with a consortium of banks. The New Credit Agreement consists of three term loans to the Operating Company totaling $395 million and two revolving loan facilities to the Operating Company totaling $255 million. The obligations of the Operating Company under the New Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments beginning June 30, 1998 through January 31, 2007, and require payments of $3,200,000 in 1998, $3,200,000 in 1999, $13,200,000
     in 2000, $18,200,000 in 2001 and $23,200,000 in 2002.  The revolving loan facilities expire on January 31, 2004. Interest is payable at (a) the "Alternate Base Rate" (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 0% to 2.00%; or (b) the "Eurocurrency Rate" (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from
     0.625% to 3.00%.   A commitment fee ranging from 0.20% to 0.50% is due
     on the unused portion of the revolving loan commitment. In addition, the New Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Operating Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings.

          On August 13, 1998, the New Credit Agreement was amended to provide for up to an additional $175 million in term loan borrowings. Principal payments required under this new term facility are payable in quarterly installments beginning March 31, 1999 through January 31, 2007, with payments of $1.8 million in each of the next five years.

                          PART II  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     a.   Exhibits

          Exhibit 27  Financial Data Schedule


     b.   Reports on Form 8-K

          No reports on Form 8-K were required to be filed during the quarter ended June 28, 1998.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  September   14, 1998

                               GPC CAPITAL CORP. II
                               (Registrant)


                               /s/ John E. Hamilton
                              ___________________________
                               John E. Hamilton
                               Vice President
                               (chief accounting officer and duly authorized officer)