Form 10-K
period 1998-12-31
GPC CAPITAL CORP II
filed 1999-03-30
CIK 1061504

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _____

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

Securities Registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of the date hereof, 1,000 shares of the registrant's common stock, par value $.01 per share, are outstanding.

There is no established public trading market for the registrant's common stock, par value $.01 per share. The aggregate market value of the voting securities held by non-affiliates of the registrant as of February 28, 1999 was $-0-. As of February 28, 1999, all of the outstanding common stock, par value $.01 per share, of the registrant was owned by Graham Packaging Holdings Company, a Pennsylvania limited partnership. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."
                                _______________

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

                             GPC CAPITAL CORP. II

                                     INDEX


                                                                          Page
                                                                        Number

PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5


     Item 1.   Business   . . . . . . . . . . . . . . . . . . . . . . . . .  5

     Item 2.   Properties   . . . . . . . . . . . . . . . . . . . . . . . .  7

     Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . .  7

     Item 4.   Submission of Matters to a Vote of Security Holders  . . . .  8

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

     Item 5.   Market for Registrant's Common Equity and Related Stockholder
               Matters  . . . . . . . . . . . . . . . . . . . . . . . . . .  8

     Item 6.   Selected Financial Data  . . . . . . . . . . . . . . . . . .  8

     Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations  . . . . . . . . . . . . . . . . .  9

     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk    10

     Item 8.   Financial Statements and Supplementary Data  . . . . . . . .  11

     Item 9.   Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure   . . . . . . . . . . . . . . . . .  19

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

     Item 10.  Directors and Executive Officers of the Registrant   . . . .  20

     Item 11.  Executive Compensation   . . . . . . . . . . . . . . . . . .  21

     Item 12.  Security Ownership of Certain Beneficial Owners
               and Management  . . . . . . . . . . . . . . . . . . . . . . . 21

     Item 13.  Certain Relationships and Related Transactions   . . . . . .  21

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

     Item 14.  Exhibits, Financial Statement Schedules and Reports on
               Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . .  23

                                    PART I

Item 1.  Business

          Unless the context otherwise requires, all references herein to the "Company," with respect to periods prior to the recapitalization described below (the "Recapitalization"), refer to the business historically conducted by Graham Packaging Holdings Company ("Holdings") (which served as the operating entity for the business prior to the Recapitalization) and one of its predecessors (Graham Container Corporation), together with Holdings' subsidiaries and certain affiliates, and, with respect to periods subsequent to the Recapitalization, refer to Holdings and its subsidiaries. Since the Recapitalization, Graham Packaging Company (the "Operating Company") has been a wholly owned subsidiary of Holdings. GPC Capital Corp. II is a wholly
owned subsidiary of  Holdings.   All references to the "Recapitalization"
herein shall mean the collective reference to the recapitalization of Holdings and related transactions as described under "--The Recapitalization" below, including the initial borrowings under the New Credit Agreement (as defined below), the Senior Discount Offering (as defined below) and the related uses of proceeds. References to "Continuing Graham Partners" herein refer to Graham Packaging Corporation ("Graham GP Corp."), Graham Family Growth Partnership or affiliates thereof or other entities controlled by Donald C. Graham and his family, and references to "Graham Partners" refer to the Continuing Graham Partners, Graham Engineering Corporation ("Graham Engineering") and the other partners of Holdings (consisting of Donald C. Graham and certain entities controlled by Mr. Graham and his family). All references to "Management" herein shall mean the management of the Company at the time in question, unless the context indicates otherwise. In addition, unless otherwise indicated, all sources for all industry data and statistics contained herein are estimates contained in or derived from internal or industry sources believed by the Company to be reliable.

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

          The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Report on Form 10-K, including, without limitation, statements regarding the Company's future financial position, economic performance and results of operations, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Although the

Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("cautionary statements") include, without limitation, those discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements.

          GPC Capital Corp. II ("CapCo II") was incorporated in Delaware in January, 1998. CapCo II is a wholly owned subsidiary of Holdings, which was formed in 1989. CapCo II's sole purpose is to act as co-obligor with Holdings of the Senior Discount Notes (as defined below under "--The Recapitalization"), and as co-guarantor with Holdings under the New Credit Agreement (as defined below under "--The Recapitalization"). CapCo II has only nominal assets, does not conduct any operations and did not receive any of the proceeds of the offering of the Senior Discount Notes. Accordingly, investors in the Senior Discount Notes must look solely to the cash flow and assets of Holdings for payment of the Senior Discount Notes.

          The principal executive offices of CapCo II are located at 1110 East Princess Street, York, Pennsylvania 17403, Telephone (717) 849-8500.

The Recapitalization

          The Recapitalization of Holdings was consummated on February 2, 1998 pursuant to an Agreement and Plan of Recapitalization, Redemption and Purchase, dated as of December 18, 1997 (the "Recapitalization Agreement"), by and among (i) Holdings, (ii) the Graham Partners, and (iii) BMP/Graham Holdings Corporation, a Delaware corporation ("Investor LP") formed by an affiliate of Blackstone Capital Partners III Merchant Banking Fund L.P., and BCP/Graham Holdings L.L.C., a Delaware limited liability company and a wholly owned subsidiary of Investor LP ("Investor GP").

          On February 2, 1998, as part of the Recapitalization, Holdings and CapCo II (together with Holdings, the "Holdings Issuers"), consummated an offering (the "Senior Discount Offering") pursuant to Rule 144A under the Securities Act of $169,000,000 aggregate principal amount at maturity of their 10 3/4% Senior Discount Notes Due 2009, Series A (the "Senior Discount Old Notes").

          In connection with the Recapitalization, the Holdings Issuers entered into a Registration Rights Agreement with the Initial Purchasers of the Senior Discount Old Notes, pursuant to which Holdings Issuers agreed to exchange the Senior Discount Old Notes for Notes having the same terms but registered under the Securities Act and not containing the restrictions on transfer that are applicable to the Senior Discount Old Notes.

          Pursuant to the related Registration Rights Agreement, on September 8, 1998, the Holdings Issuers consummated an exchange offer (the "Senior Discount Exchange Offer"), pursuant to which the Holdings Issuers issued $169,000,000 aggregate principal amount at maturity of their 10 3/4% Senior Discount Notes Due 2009, Series B (the "Senior Discount Exchange Notes"), which were registered under the Securities Act, in exchange for an equal principal amount at maturity of Senior Discount Old Notes (the Senior Discount Old Notes and the Senior Discount Exchange Notes being herein called the "Senior Discount Notes").

          The Recapitalization also included the initial borrowing by the Operating Company of $403.5 million in connection with a new credit facility by and among the Operating Company, Holdings and a syndicate of lenders. Such new credit facility was amended on August 13, 1998 (as so amended, the "New Credit Agreement"), as described below under "Management's Discussion and Analysis of Financial Condition and results of Operations--Liquidity and Capital Resources" (Item 7).

          CapCo II is co-obligor with Holdings of the Senior Discount Notes and co-guarantor with Holdings under the New Credit Agreement.

     Employees

          As of December 31, 1998, CapCo II had no employees.

     Environmental Matters

          There are no material environmental matters which relate to compliance by CapCo II with Federal, State and local environmental provisions.

     Intellectual Property

          CapCo II does not own any property which is considered intellectual property.

     Item 2.  Properties

          CapCo II does not own or lease any properties.

     Item 3.  Legal Proceedings

          None.

     Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter of 1998.


                                    PART II

     Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

          All of CapCo II's common stock, par value $.01 per share ("common stock"), is owned by Holdings, 1110 East Princess Street, York, Pennsylvania 17403. There is no established public trading market for CapCo II's common stock.

          In the first quarter of 1998, CapCo II issued 1,000 shares of common stock to Holdings in a transaction exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

          As indicated under Item 1, "Business---The Recapitalization", upon the Closing of the Recapitalization on February 2, 1998, the Holdings Issuers consummated an offering pursuant to Rule 144A under the Securities Act of $169,000,000 aggregate principal amount at maturity of their Senior Discount
Old Notes.   Pursuant to the Purchase Agreement dated January 23, 1998 (the
"Purchase Agreement"), the Initial Purchasers, BT Alex. Brown Incorporated, Bankers Trust International PLC, Lazard Freres & Co. LLC and Salomon Brothers Inc, purchased the Senior Discount Old Notes at a price of 57.173% of the principal amount, for a discount of 2.361% from the initial offering price
of  59.534% or a total discount of $3,990,090.   Pursuant to the Purchase
Agreement, the Holdings Issuers also reimbursed the Initial Purchasers for certain expenses. Pursuant to the Senior Discount Exchange Offer, on September 8, 1998, the Holdings Issuers issued $169,000,000 aggregate principal amount at maturity of their Senior Discount Exchange Notes in exchange for an equal principal amount of Senior Discount Old Notes.

          No dividends were paid to the holder of CapCo II's common stock in 1998.

          Under the New Credit Agreement, the Operating Company is subject to restrictions on the payment of dividends and other distributions to Holdings, as described in Item 8, "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources."

     Item 6.  Selected Financial Data

          None.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations

          None.

     Liquidity and Capital Resources

          On February 2, 1998, Holdings and CapCo II, as co-obligor, issued $100.6 million of Senior Discount Old Notes ($169 million aggregate principal amount at maturity.)

          On September 8, 1998, Holdings and Capco II consummated the Senior Discount Exchange Offer for all of their outstanding Senior Discount Old Notes, and issued in exchange therefor their Senior Discount Exchange Notes, which have the same terms as the Senior Discount Old Notes, except that the Senior Discount Exchange Notes are registered under the Securities Act and do not include the restrictions on transfer applicable to the Senior Discount Old Notes.

          The Senior Discount Notes mature on January 15, 2009, with interest payable at 10.75%. Cash interest on the Senior Discount Notes does not accrue until January 15, 2003.

          On February 2, 1998, the Operating Company refinanced the majority of its existing credit facilities and entered into the New Credit Agreement with a consortium of banks. The New Credit Agreement was amended on August 13, 1998 (the "Amendment") to provide for an additional Term Loan Borrowing of up to an additional $175 million which can be drawn in two installments (of which $75 million was drawn and outstanding as of December 31, 1998). A commitment fee of.75% is due on the unused portion. The New Credit Agreement and the Amendment consist of four term loans to the Operating Company totaling up to $570 million and two revolving loan facilities to the Operating Company totaling $225 million. The obligations of the Operating Company under the New Credit Agreement and Amendment are guaranteed by Holdings and certain subsidiaries of Holdings, including CapCo II. The term loans are payable in quarterly installments through January 31, 2007, required a payment of $3.2 million in 1998, and require payments of $5.0 million in 1999, $15.0 million in 2000, $20.0 million in 2001, $25.0 million in 2002 and $ xx million in 2003. The revolving loan facilities expire on January 31, 2004. Interest is payable at (a) the "Alternate Base Rate" (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 0% to 2.00%; or (b) the "Eurocurrency Rate" (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 0.625% to 3.00%. A commitment fee ranging from 0.20% to 0.50% is due on the unused portion of the revolving loan commitment.

As part of the Amendment to the New Credit Agreement, if certain events of default were to occur (including, without limitation, if the Company's Net Leverage Ratio were above 5.15:1.0 at March 31, 2000), Blackstone has agreed to make an equity contribution to the Company through the administrative
agent of up to $50 million.   In addition, the New Credit Agreement and
Amendment contain certain affirmative and negative covenants as to the operations and financial condition of the Operating Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings.

          Under the New Credit Agreement and Amendment, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings (i) in respect of overhead, tax liabilities, legal, accounting and other professional fees and expenses, (ii) to fund purchases and redemptions of equity interests of Holdings or Investor LP held by then present or former officers or employees of Holdings, the Operating Company or their Subsidiaries (as defined) or by any employee stock ownership plan upon such person's death, disability, retirement or termination of employment or other circumstances with certain annual dollar limitations and (iii) to finance, starting on July 15, 2003, the payment of cash interest payments on the Senior Discount Notes.

     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

          Not applicable.

    Item 8.  Financial Statements and Supplementary Data


                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                        Number
Statement re omission of independent auditors' report . . . . . . . . . . 12

Financial Statements

           Balance Sheet at December 31, 1998 . . . . . . . . . . . . . . 13

           Statement of Income for the year ended December 31, 1998 . . . 14

           Statement of Shareholders' Equity for the year ended
           December 31,1998 . . . . . . . . . . . . . . . . . . . . . . . 15

           Statement of Cash Flows for the year ended December 31, 1998 . 16

           Notes to Financial Statements  . . . . . . . . . . . . . . . . 17

Report of independent auditors omitted pursuant to Rule 3-11 of Regulation S-X.

                             GPC CAPITAL CORP. II
                                 BALANCE SHEET
                               December 31, 1998

Total assets                                                                --

Total liabilities                                                           --

Total shareholders equity                                                   --












































                            See accompanying notes

                             GPC CAPITAL CORP. II
                              STATEMENT OF INCOME
                     For the Year Ended December 31, 1998

Net sales                                                                   --

Operating income                                                            --

Interest expense, net                                                       --

Net income                                                                  --



















































                            See accompanying notes

                             GPC CAPITAL CORP. II
                       STATEMENT OF SHAREHOLDERS' EQUITY
                               December 31, 1998

Balance February 2, 1998                                                    --

Balance December 31, 1998                                                   --























































                            See accompanying notes

                             GPC CAPITAL CORP. II
                            STATEMENT OF CASH FLOWS
                     For the Year Ended December 31, 1998


Operating activities                                                        --

Investing activities                                                        --

Financing activities                                                        --



































                            See accompanying notes

                             GPC CAPITAL CORP. II
                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1998

1.         Basis of Presentation

           GPC Capital Corp. II, is wholly owned subsidiary of Graham Packaging Holdings Company, a Pennsylvania limited partnership formerly known as Graham Packaging Company ("Holdings"). The sole purpose of GPC Capital Corp. II is to act as co-obligor with Holdings of the Senior Discount Notes and as co-guarantor with Holdings under the New Credit Agreement and Amendment (as defined herein). GPC Capital Corp. II has only nominal assets and does not conduct any independent operations.

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

           On February 2, 1998, Graham Packaging Company, a Delaware limited partnership formerly known as Graham Packaging Holdings I, L.P. (the "Operating Company") refinanced the majority of its existing credit facilities and entered into a new Credit Agreement (the "New Credit Agreement") with a consortium of banks. The New Credit Agreement was amended on August 13, 1998 (the "Amendment") to provide for an additional Term Loan Borrowing of up to an additional $175 million which can be drawn in two installments (of which $75 million was drawn and outstanding as of September 27, 1998). A commitment fee of.75% is due on the unused portion. The New Credit Agreement and the Amendment consist of four term loans to the
Operating Company totaling up to $570 million and two revolving loan facilities to the Operating Company totaling $255 million. The obligations of the Operating Company under the New Credit Agreement and Amendment are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments through January 31, 2007, required a payment of $3.2 million in 1998, and require payments of $5.0 million in 1999, $15.0 million in 2000, $20.0 million in 2001 and $25.0 million in 2002 and $27.5 million in 2003. The revolving loan facilities expire on January 31, 2004. Interest is payable at (a) the "Alternate Base Rate" (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%)
plus a margin ranging from 0% to 2.00%; or (b) the "Eurocurrency Rate" (the applicable interest rate offered to banks in the London interbank
eurocurrency market) plus a margin ranging from 0.625% to 3.00%.   A
commitment fee ranging from 0.20% to 0.50% is due on the unused portion of the revolving loan commitment. As part of the Amendment to the New Credit Agreement, if certain events of default were to occur (including, without limitation, if the Company's Net Leverage Ratio were above 5.15:1.0 at March 31, 2000), Blackstone has agreed to make an equity contribution to the Company through the administrative agent of up to $50 million. In addition, the New Credit Agreement and Amendment contain certain affirmative and negative covenants as to the operations and financial condition of the Operating Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings.

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

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.

                                   PART III

     Item 10.  Directors and Executive Officers of the Registrant

          The directors and executive officers of  CapCo II are as follows:

Name                Age                         Position

Philip R. Yates      51    President, Treasurer and Assistant Secretary and
                           a Director
John E. Hamilton     40    Vice President, Secretary and Assistant Treasurer
                           and a Director
Chinh E. Chu         32    Vice President and a Director
Simon P.             30    Vice President and a Director
Lonergan


          Philip R. Yates has served as President and Chief Executive Officer of the Operating Company since the Recapitalization. Since the Recapitalization, Mr. Yates has also served as President and Chief Executive Officer of GPC Opco GP LLC ("Opco GP"), the general partner of the Operating Company, and of various subsidiaries of the Operating Company or their general partner, as President, Treasurer and Assistant Secretary of CapCo II and GPC Capital Corp I ("CapCo I"), and as a member of the Boards of Directors of CapCo I and CapCo II. From April 1995 to the Recapitalization, Mr. Yates served as President and Chief Operating Officer of the Company. From 1994 to 1995, Mr. Yates served as President of the Company. Prior to 1994, Mr. Yates served in various management positions with the Company.

          John E. Hamilton has served as Chief Financial Officer or Senior Vice President, Finance and Administration or Vice President, Finance and Administration of the Operating Company since the Recapitalization. Since January 21, 1999, Mr. Hamilton has served as Chief Financial Officer of Opco GP and Holdings, and has served as Treasurer and Secretary of Opco GP and of various subsidiaries of the Operating Company or their general partner since the Recapitalization. Since the Recapitalization, Mr. Hamilton has served as Vice President, Secretary and Assistant Treasurer of CapCo I and CapCo II, and as a member of the Boards of Directors of CapCo I and CapCo II. Subsequent to the Recapitalization and until January 21, 1999, Mr. Hamilton served as Vice President, Finance and Administration of Opco GP and Holdings. From November 1992 to the Recapitalization, Mr. Hamilton served as Vice President, Finance and Administration, North America of the Company. Prior to 1992, Mr. Hamilton served in various management positions with the Company.

          Chinh E. Chu is a Managing Director of The Blackstone Group L.P. which he joined in 1990. Since the Recapitalization, Mr. Chu has served as

Vice President, Secretary and Assistant Treasurer of Investor LP and Investor GP, as a Vice President of CapCo I and CapCo II and as a member of the Boards of Directors of Investor LP, CapCo I and CapCo II. Prior to joining Blackstone, Mr. Chu was a member of the Mergers and Acquisitions Group of Salomon Brothers Inc from 1988 to 1990. He currently serves on the Boards of Directors of Prime Succession Inc., Roses, Inc. and Haynes International, Inc.

          Simon P. Lonergan is an Associate of The Blackstone Group L.P. which he joined in 1996. Since the Recapitalization, Mr. Lonergan has served as Vice President, Assistant Secretary and Assistant Treasurer of Investor LP and Investor GP, as a Vice President of CapCo I and CapCo II and as a member of the Boards of Directors of Investor LP, CapCo I and CapCo II. Prior to joining Blackstone, Mr. Lonergan was an Associate at Bain Capital, Inc. and a Consultant at Bain and Co. He currently serves on the Board of Directors of CommNet Cellular, Inc. and the Advisory Committee of InterMedia Partners VI

          Except as described above, there are no arrangements or understandings between any director or executive officer and any other person pursuant to which such person was elected or appointed as a director or executive officer of CapCo II.

Item 11.  Executive Compensation

Compensation of Directors

          The members of the Board of Directors of CapCo II are not compensated for their services except that each is reimbursed for his reasonable expenses in performing his duties as such.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          CapCo II has outstanding 1,000 shares of common stock all which are owned by Holdings, 1110 East Princess Street, York, Pennsylvania 17403

Item 13.  Certain Relationships and Related Transactions

          An affiliate of BT Alex. Brown Incorporated and Bankers Trust International PLC, two of the Initial Purchasers of the Old Notes, acquired approximately a 4.8% equity interest in Investor LP. Bankers Trust Company, an affiliate of BT Alex. Brown Incorporated and Bankers Trust International PLC, acted as administrative agent and provided a portion of the financing under the New Credit Agreement entered into in connection with the Recapitalization, for which it received customary commitment and other fees and compensation.

          The New Credit Agreement includes a $100 million Growth Capital Revolving Credit Facility under which the Operating Company is entitled to draw amounts for capital expenditure requirements and to finance acquisitions and investments; provided that loans under the Growth Capital Revolving Credit Facility may only be incurred to the extent that such loans are matched with equity contributions from the principal equity holders of Investor LP (which equity contributions shall, in turn, ultimately be contributed to the Operating Company) on a dollar-for-dollar basis.

          As part of the Amendment to the New Credit Agreement, if certain events of default were to occur (including, without limitation, if the Company's Net Leverage Ratio were above 5.15:1.0 at March 31, 2000), Blackstone has agreed to make an equity contribution to the Company through the administrative agent of up to $50 million.

          Pursuant to the Purchase Agreement dated January 23, 1998, the Initial Purchasers, BT Alex. Brown Incorporated, Bankers Trust International PLC, Lazard Freres & Co. LLC and Salomon Brothers Inc, purchased the Senior Discount Old Notes at a price of 57.173% of the principal amount, for a discount of 2.361% from the initial offering price of 59.534% or a total discount of $3,990,090. Pursuant to the Purchase Agreement, the Holdings Issuers also reimbursed the Initial Purchasers for certain expenses.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


     (a) The following Financial Statement Schedules and Reports are included herein:

          None.

          All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or the notes thereto.


     (b) The following exhibits are filed herewith or incorporated herein by reference:


Exhibit
Number         Description of Exhibit

 2.1       --      Agreement and Plan of Recapitalization, Redemption and
                   Purchase dated as of December 18, 1997, as amended as of January 29, 1998, by and among Graham Packaging Holdings
                   Company, BCP/Graham Holdings L.L.C., BMP/Graham Holdings
                   Corporation and the other parties named therein
                   (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (File No. 333- 53603-
                   01)).

 2.2       --      Purchase Agreement dated January 23, 1998 among Graham
                   Packaging Holdings Company, Graham Packaging Company, GPC
                   Capital Corp. I, GPC Capital Corp. II, BT Alex. Brown
                   Incorporated, Bankers Trust International PLC, Lazard
                   Freres & Co. L.L.C. and Salomon Brothers Inc (incorporated herein by reference to Exhibit 2.2 to the Registration
                   Statement on Form S-4 (File No. 333- 53603-01)).

 3.1       --      Certificate of Incorporation of GPC Capital Corp. II
                   (incorporated herein by reference to Exhibit 3.7 to the Registration Statement on Form S-4 (File No. 333- 53603-
                   01)).

 3.2       --      By-Laws of GPC Capital Corp. II  (incorporated herein by
                   reference to Exhibit 3.8 to the Registration Statement on Form S-4 (File No. 333- 53603-01)).

Exhibit
Number     Description of Exhibit

4.1       --      Indenture dated as of February 2, 1998 among Graham
                   Packaging Holdings Company and GPC Capital Corp. II and The Bank of New York, as Trustee, relating to the Senior Discount Notes Due 2009 of Graham Packaging Holdings Company and GPC Capital Corp. II (incorporated herein by reference to Exhibit 4.7 to the Registration Statement on Form S-4 (File No. 333- 53603-01)).

4.2        --      Form of 10 3/4% Senior Discount Note Due 2009, Series A
                   (included in Exhibit 4.7) (incorporated herein by reference to Exhibit 4.8 to the Registration Statement on Form S-4 (File No. 333- 53603-01)).

4.3        --      Form of 10 3/4%  Senior  Discount Note Due 2009, Series B
                   (included in Exhibit 4.7) (incorporated herein by reference to Exhibit 4.9 to the Registration Statement on Form S-4 (File No. 333- 53603-01)).

4.4       --      Registration Rights Agreement dated as of February 2, 1998 among Graham Packaging Holdings Company, GPC Capital Corp. II, BT Alex. Brown Incorporated, Bankers Trust International PLC, Lazard Freres & Co. L.L.C. and Salomon Brothers Inc. relating to the Senior Discount Notes Due 2009 of Graham Packaging Holdings Company and GPC Capital Corp. II (incorporated herein by reference to Exhibit 4.10 to the Registration Statement on Form S-4 (File No. 333-53603-01)).

10.1       --      Credit Agreement dated as of February 2, 1998 among Graham
                   Packaging Holdings Company, Graham Packaging Company, GPC
                   Capital Corp. I, the lending institutions identified in the Credit Agreement and the agents identified in the Credit Agreement (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4
                   (File No. 333- 53603-01)).

10.2      --      First Amendment to Credit Agreement dated as of August 13,
                   1998.

24         --      Power of Attorney--Page 26 of Form 10-K.

27         --      Financial Data Schedule.

Exhibit
Number     Description of Exhibit

99.1       --      Form of Senior Discount Letter of Transmittal
                   (incorporated herein by reference to Exhibit to the Registration Statement on Form S-4 (File No. 333- 53603-
                   01)).

99.2       --      Form of Senior Discount Notice of Guaranteed Delivery
                   (incorporated herein by reference to Exhibit to the Registration Statement on Form S-4 (File No. 333- 53603-
                   01)).

(c)  Reports on Form 8-K




No Reports on Form 8-K were required to be filed during the quarter ended December 31, 1998.

                                  SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     March 29, 1999


                                           GPC CAPITAL CORP. II
                                           (Registrant)


                                           By: /s/ John E. Hamilton

                                           Name:   John E. Hamilton
                                           Title:  Vice President
                                                   (chief accounting officer
                                                   and duly authorized
                                                   officer)

                               POWER OF ATTORNEY

         We, the undersigned officers and directors of GPC Capital Corp. II, do hereby constitute and appoint Philip R. Yates and John E. Hamilton, or either of them, our true and lawful attorneys and agents, to sign for us, or any of us, in our names in the capacities indicated below, any and all amendments to this report, and to cause the same to be filed with the Securities and Exchange Commission, granting to said attorneys, and each of them, full power and authority to do and perform any act and thing necessary or appropriate to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 29th day of March, 1999 by the following persons on behalf of the registrant and in the capacities indicated, with respect to GPC Capital Corp. II:


              Signature                                   Title

         /s/ Philip R. Yates              President, Treasurer and Assistant
                                          Secretary
           Philip R. Yates                And Director (Principal Executive
                                          Officer)

        /s/ John E. Hamilton              Vice President, Secretary and
                                          Assistant
          John E. Hamilton                Treasurer and Director (Principal
                                          Financial
                                          Officer and Principal Accounting
                                          Officer)

          /s/ Chinh E. Chu                Director
            Chinh E. Chu

        /s/ Simon P. Lonergan             Director
          Simon P. Lonergan

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         No annual report to security holders covering the registrant's last
fiscal year has been sent to security holders.   No proxy statement, form of
proxy or other proxy soliciting material has been sent to more than 10 of the registrant's security holders with respect to any annual or other meeting of security holders.