Form 10-Q
period 1999-03-28
GPC CAPITAL CORP II
filed 1999-05-11
CIK 1061504

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549-1004

                                   FORM 10-Q

(Mark One)

     [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 28, 1999

                                      OR

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _____________________
Commission file number:  333-53603-01

                             GPC CAPITAL CORP. II
            (Exact name of registrant as specified in its charter)

             Delaware                             23-2952404

 (State or other jurisdiction of     (I.R.S. Employer Identification No.)
  incorporation or organization)

                         2401 Pleasant Valley Road
                             York, Pennsylvania
                  (Address of principal executive offices)
                                   17402
                                 (zip code)
                               (717) 849-8500
            (Registrant's telephone number, including area code)
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.           Yes [X]    No [   ]

As of the date hereof, 1,000 shares of the registrant's common stock, par value $.01 per share, are outstanding.

                             GPC CAPITAL CORP. II
                                     INDEX

                        PART I.  FINANCIAL INFORMATION

                                                                   Page Number
                                                                   -----------

Item 1.   Condensed Financial Statements:

     CONDENSED BALANCE SHEET
          At March 28, 1999 and December 31, 1998   . . . . . . . . . . . .  3

     CONDENSED STATEMENTS OF OPERATIONS
          For the Three Months Ended March 28, 1999 and March 29, 1998  .  4

     CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY
          For the Year Ended December 31, 1998 and
          Three Months Ended March 28, 1999   . . . . . . . . . . . . . . .  5

     CONDENSED STATEMENT OF CASH FLOWS
          For the Three Months Ended March 28, 1999 and March 29, 1998  .  6

     NOTES TO CONDENSED FINANCIAL STATEMENTS  . . . . . . . . . . . . . . .  7


Item 2.   Management's Discussion and Analysis of Financial Condition  And
     Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . .  8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk  . . . 10

                           PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .  11

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                        PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements


                             GPC CAPITAL CORP. II
                            CONDENSED BALANCE SHEET
                                (in thousands)
                                  (Unaudited)


                                                      March 28,   December 31,
                                                        1999        1998
                                                      ----------------------


Total assets  . . . . . . . . . . . . . . . . . . .       --           --

Total liabilities . . . . . . . . . . . . . . . . .       --           --

Commitments and contingencies . . . . . . . . . . .       --           --

Total shareholder's equity  . . . . . . . . . . . .       --           --

























                            See accompanying notes

                             GPC CAPITAL CORP. II
                      CONDENSED STATEMENTS OF OPERATIONS
                                (in thousands)
                                  (Unaudited)


                                                     Three Months Ended
                                                ----------------------------
                                                   March 28,       March 29,
                                                     1999            1998
                                                ----------------------------

Net sales . . . . . . . . . . . . . . . . . .         --              --

Operating income  . . . . . . . . . . . . . .         --              --

Interest expense, net . . . . . . . . . . . .         --              --

Net income  . . . . . . . . . . . . . . . . .         --              --






























                            See accompanying notes

                             GPC CAPITAL CORP. II
                 CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY
                                (in thousands)
                                  (Unaudited)


Balance at February 2, 1998 . . . . . . . . . . . . . . . . . . . . .  --



Balance at December 31, 1998  . . . . . . . . . . . . . . . . . . . .  --


Balance at March 28, 1999 . . . . . . . . . . . . . . . . . . . . . .  --

































                            See accompanying notes

                             GPC CAPITAL CORP. II
                       CONDENSED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)


                                                         Three Months Ended
                                                      ------------------------
                                                        March 28,   March 29,
                                                          1999         1998
                                                      ------------------------

Operating activities  . . . . . . . . . . . . . . . .      --           --

Investing activities  . . . . . . . . . . . . . . . .      --           --

Financing activities  . . . . . . . . . . . . . . . .      --           --
































                            See accompanying notes

                             GPC CAPITAL CORP. II
              NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                March 28, 1999


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

     GPC Capital Corp. II, a wholly owned subsidiary of Graham Packaging Holdings Company, a Pennsylvania limited partnership formerly known as Graham Packaging Company ("Holdings"), was incorporated in Delaware in January 1998. The sole purpose of GPC Capital Corp. II is to act as co-obligor with Holdings of the Senior Discount Notes and as a co-guarantor with Holdings under the New Credit Agreement and Amendment (as defined herein). GPC Capital Corp. II has only nominal assets and does not conduct any independent operations. GPC Capital Corp. II has authorized and issued 1,000 shares of common stock with a par value of $.01 per share.

     For additional information, see the related Quarterly Report on Form 10-Q of Holdings for the quarter ended March 28, 1999.

2.   Debt Arrangements

     On February 2, 1998, Holdings and GPC Capital Corp. II, as co-obligor, issued $100.6 million gross proceeds of Senior Discount Notes Due 2009 ($169 million aggregate principal amount at maturity). The Senior Discount Notes mature on January 15, 2009, with interest payable at 10.75%. Cash interest on the Senior Discount Notes does not accrue until January 15, 2003.

     On February 2, 1998, Graham Packaging Company, a Delaware limited partnership formerly known as Graham Packaging Holdings I, L.P. (the "Operating Company"), refinanced the majority of Holdings' existing credit facilities and entered into a new Credit Agreement (the "New Credit Agreement") with a consortium of banks. The New Credit Agreement was amended on August 13, 1998 (the "Amendment") to provide for an additional Term Loan Borrowing of up to an additional $175 million which can be drawn in two installments (of which $175 million was drawn and outstanding as of March 28,
1999). A commitment fee of .75% is due on the unused portion. The New Credit Agreement and the Amendment consist of four term loans to the Operating Company totaling up to $570 million and two revolving loan facilities to the Operating Company totaling $255 million. The obligations of the Operating Company under the New Credit Agreement and Amendment are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments through January 31, 2007, required a payment of $3.2 million in 1998, and require payments of $5.0 million in 1999, $15.0 million in 2000, $20.0 million in 2001, $25.0 million in 2002 and $27.5 million in 2003. The revolving loan facilities expire on January 31, 2004. Interest is payable at (a) the "Alternate Base Rate" (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 0% to 2.00%; or (b) the "Eurocurrency Rate" (the applicable interest rate offered to banks in the London interbank eurocurrency market)
plus a margin ranging from 0.625% to 3.00%.   A commitment fee ranging from
0.20% to 0.50% is due on the unused portion of the revolving loan commitment. As part of the Amendment to the New Credit Agreement, if certain events of default were to occur (including, without limitation, if the Company's Net Leverage Ratio were above 5.15:1.0 at March 31, 2000), Blackstone has agreed to make an equity contribution to the Company through the administrative agent of up to $50 million. In addition, the New Credit Agreement and Amendment contain certain affirmative and negative covenants as to the operations and financial condition of the Operating Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings.

     On September 8, 1998, Holdings and GPC Capital Corp. II consummated an exchange offer for all of their outstanding Senior Discount Notes Due 2009 which had been issued on February 2, 1998 (the "Old Notes"), and issued in exchange therefor their Senior Discount Notes Due 2009, Series B (the "Exchange Notes", and, together with the Old Notes, the "Senior Discount Notes"), which have the same terms as the Old Notes, except that the Exchange Notes are registered under the Securities Act of 1933 and do not include the restrictions on transfer applicable to the Old Notes.


Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

          Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain "forward-looking statements". This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements other than historical facts included in this Report on Form 10-Q, including without limitation, statements regarding the Company's future financial position, business strategy, anticipated capital expenditures, anticipated business acquisitions, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe", or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to have been correct.

     Unless the context otherwise requires, all references herein to the "Company," with respect to periods prior to the Recapitalization, refer to the business historically conducted by Holdings (which served as the operating entity for the business prior to the Recapitalization) and one of its predecessors (Graham Container Corporation), together with Holdings' subsidiaries and certain affiliates, and, with respect to periods subsequent to the Recapitalization, refer to Holdings and its subsidiaries.

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

     On February 2, 1998, Graham Packaging Company, a Delaware limited partnership formerly known as Graham Packaging Holdings I, L.P. (the "Operating Company"), refinanced the majority of its existing credit facilities and entered into a new Credit Agreement (the "New Credit Agreement") with a consortium of banks. The New Credit Agreement was amended on August 13, 1998 (the "Amendment") to provide for an additional Term Loan Borrowing of up to an additional $175 million which can be drawn in two installments (of which $175 million was drawn and outstanding as of March 28,
1999). A commitment fee of .75% is due on the unused portion. The New Credit Agreement and the Amendment consist of four term loans to the Operating Company totaling up to $570 million and two revolving loan facilities to the Operating Company totaling $255 million. The obligations of the Operating Company under the New Credit Agreement and Amendment are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments through January 31, 2007, required a payment of $3.2 million in 1998, and require payments of $5.0 million in 1999, $15.0 million in 2000, $20.0 million in 2001, $25.0 million in 2002 and $27.5 million in 2003. The revolving loan facilities expire on January 31, 2004. Interest is payable at (a) the "Alternate Base Rate" (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 0% to 2.00%; or (b) the "Eurocurrency Rate" (the applicable interest rate offered to banks in the London interbank eurocurrency market)
plus a margin ranging from 0.625% to 3.00%.   A commitment fee ranging from
0.20% to 0.50% is due on the unused portion of the revolving loan commitment. As part of the Amendment to the New Credit Agreement, if certain events of default were to occur (including, without limitation, if the Company's Net Leverage Ratio were above 5.15:1.0 at March 31, 2000), Blackstone has agreed to make an equity contribution to the Company through the administrative agent of up to $50 million. In addition, the New Credit Agreement and Amendment contain certain affirmative and negative covenants as to the operations and financial condition of the Operating Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 27      Financial Data Schedule


     (b)  Reports on Form 8-K

          No reports on Form 8-K were required to be filed during the quarter ended March 28, 1999.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:         May 11, 1999


                                             GPC CAPITAL CORP. II
                                             (Registrant)



                                             By: /s/ John E. Hamilton
                                             ----------------------------------
                                             John E. Hamilton
                                             Vice President
                                             (chief accounting officer and
                                               duly authorized officer)