Form 10-Q
period 1999-09-26
GPC CAPITAL CORP II
filed 1999-11-10
CIK 1061504

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549-1004

                                   FORM 10-Q

(Mark One)

     [  x  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 26, 1999

                                      OR

     [     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ____________________
Commission file number:  333-53603-01

                             GPC CAPITAL CORP. II

            (Exact name of registrant as specified in its charter)

               Delaware
   (State or other jurisdiction of                    23-2952404
    incorporation or organization)       (I.R.S. Employer Identification No.)
                           2401 Pleasant Valley Road
                              York, Pennsylvania
                   (Address of principal executive offices)
                                     17402
                                  (zip code)
                                (717) 849-8500
             (Registrant's telephone number, including area code)


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
                                                                   Page Number
ITEM 1:     Condensed Financial Statements:

            CONDENSED BALANCE SHEETS -
                 At September 26, 1999 and December 31, 1998  . . . . . .   3

            CONDENSED STATEMENTS OF OPERATIONS - For the Three
                 Months and Nine Months Ended September 26, 1999 and
                 September 27, 1998   . . . . . . . . . . . . . . . . . .   4

            CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY - For the
                 Year Ended December 31, 1998 and Nine Months Ended
                 September 26, 1999   . . . . . . . . . . . . . . . . . .   5

            CONDENSED STATEMENTS OF CASH FLOWS - For the Nine Months Ended
                 September 26, 1999 and September 27, 1998  . . . . . . .   6

            NOTES TO CONDENSED FINANCIAL STATEMENTS . . . . . . . . . . .   7

Item 2:          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations  . . . . . . . . . .   9

Item 3:     Quantitative and Qualitative Disclosures About Market Risk  .   11

                          PART II.         OTHER INFORMATION

Item 6:     Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . .   12

Signature:  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

PART I.   FINANCIAL INFORMATION
Item 1.      Condensed Financial Statements

                             GPC CAPITAL CORP. II
                            CONDENSED BALANCE SHEET
                                (in thousands)
                                  (Unaudited)

                                                                                      September 26, 1999       December 31, 1998
                                                                                    ----------------------  ----------------------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                --                      --
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                --                      --
Commitments and contingencies . . . . . . . . . . . . . . . . . . . . . . . . . .                --                      --
Total shareholder's equity  . . . . . . . . . . . . . . . . . . . . . . . . . . .                --                      --


                            See accompanying notes.

                             GPC CAPITAL CORP. II
                      CONDENSED STATEMENTS OF OPERATIONS
                                (in thousands)
                                  (Unaudited)

                                                      Three Months Ended                            Nine Months Ended
                                         -------------------------------------------    ------------------------------------------
                                             September 26,          September 27,          September 26,         September 27,
                                                  1999                   1998                  1999                   1998
                                          --------------------   --------------------   -------------------  ---------------------
Net sales . . . . . . . . . . . . . .                 --                     --                    --                     --
Operating income  . . . . . . . . . .                 --                     --                    --                     --
Interest expense, net . . . . . . . .                 --                     --                    --                     --
Net income  . . . . . . . . . . . . .                 --                     --                    --                     --


                            See accompanying notes.

                             GPC CAPITAL CORP. II
                 CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY
                                (in thousands)
                                  (Unaudited)



Balance at February 2, 1998 . . . . . . . . . . . . . . .          ---
Balance at December 31, 1998  . . . . . . . . . . . . . .          ---
Balance at September 26, 1999 . . . . . . . . . . . . . .          ---


                            See accompanying notes.

                             GPC CAPITAL CORP. II
                       CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                                Nine Months Ended
                                                                              ----------------------------------------------------
                                                                                  September 26,                September 27,
                                                                                       1999                        1998
                                                                              ----------------------    --------------------------
Operating activities  . . . . . . . . . . . . . . . . . . . . . . . . . . .                --                          --
Investing activities  . . . . . . . . . . . . . . . . . . . . . . . . . . .                --                          --
Financing activities  . . . . . . . . . . . . . . . . . . . . . . . . . . .                --                          --

                            See accompanying notes.

                             GPC CAPITAL CORP. II
              NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                              September 26, 1999


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

     For additional information, see the related Quarterly Report on Form 10-Q of Holdings for the quarter ended September 26, 1999.

2.    Debt Arrangements

     On February 2, 1998, Holdings and GPC Capital Corp. II, as co-obligor, issued $100.6 million gross proceeds of Senior Discount Notes Due 2009 ($169 million aggregate principal amount at maturity). The Senior Discount Notes mature on January 15, 2009, with interest payable at 10.75%. Cash interest on the Senior Discount Notes does not accrue until January 15, 2003.

     On February 2, 1998, Graham Packaging Company, a Delaware limited partnership formerly known as Graham Packaging Holdings I, L.P. (the "Operating Company"), refinanced the majority of Holdings' existing credit facilities and entered into a new Credit Agreement (the "New Credit Agreement") with a consortium of banks. The New Credit Agreement was amended on August 13, 1998 (the "Amendment") to provide for an additional Term Loan Borrowing of up to an additional $175 million which can be drawn in two installments (of which $175 million was drawn and outstanding as of
September 26, 1999). A commitment fee of .75% is due on the unused portion. The New Credit Agreement and the Amendment consist of four term loans to the Operating Company totaling up to $570 million and two revolving loan facilities to the Operating Company totaling $255 million. The obligations of the Operating Company under the New Credit Agreement and Amendment are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments through January 31, 2007, required a payment of $3.2 million in 1998, and require payments of $5.0 million in 1999, $15.0 million in 2000, $20.0 million in 2001, $25.0 million in 2002 and $27.5 million in 2003. The revolving loan facilities expire on January 31, 2004. Interest is payable at (a) the "Alternate Base Rate" (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 0% to 2.00%; or (b) the "Eurocurrency Rate" (the applicable interest rate offered to banks in the London interbank eurocurrency market)
plus a margin ranging from 0.625% to 3.00%.   A commitment fee ranging from
0.20% to 0.50% is due on the unused portion of the revolving loan commitment. As part of the Amendment to the New Credit Agreement, if certain events of default were to occur (including, without limitation, if the Company's Net Leverage Ratio were above 5.15:1.0 at March 31, 2000), Blackstone Capital Partners III Merchant Banking Fund L.P. ("Blackstone") has agreed to make an equity contribution to the Company through the administrative agent of up to $50 million. In addition, the New Credit Agreement and Amendment contain certain affirmative and negative covenants as to the operations and financial condition of the Operating Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings.

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

     On February 2, 1998, Graham Packaging Company, a Delaware limited partnership formerly known as Graham Packaging Holdings I, L.P. (the "Operating Company"), refinanced the majority of its existing credit facilities and entered into a new Credit Agreement (the "New Credit Agreement") with a consortium of banks. The New Credit Agreement was amended on August 13, 1998 (the "Amendment") to provide for an additional Term Loan Borrowing of up to an additional $175 million which can be drawn in two installments (of which $175 million was drawn and outstanding as of September 26, 1999). A commitment fee of .75% is due on the unused portion. The New Credit Agreement and the Amendment consist of four term loans to the Operating Company totaling up to $570 million and two revolving loan facilities to the Operating Company totaling $255 million. The obligations of the Operating Company under the New Credit Agreement and Amendment are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments through January 31, 2007, required a payment of $3.2 million in 1998, and require payments of $5.0 million in 1999, $15.0 million in 2000, $20.0 million in 2001, $25.0 million in 2002 and $27.5 million in 2003. The revolving loan facilities expire on January 31, 2004. Interest is payable at (a) the "Alternate Base Rate" (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 0% to 2.00%; or (b) the "Eurocurrency Rate" (the applicable interest rate offered to banks in the London interbank eurocurrency market)
plus a margin ranging from 0.625% to 3.00%.   A commitment fee ranging from
0.20% to 0.50% is due on the unused portion of the revolving loan commitment. As part of the Amendment to the New Credit Agreement, if certain events of default were to occur (including, without limitation, if the Company's Net Leverage Ratio were above 5.15:1.0 at March 31, 2000), Blackstone has agreed to make an equity contribution to the Company through the administrative agent of up to $50 million. In addition, the New Credit Agreement and Amendment contain certain affirmative and negative covenants as to the operations and financial condition of the Operating Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings.

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

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 27      Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were required to be filed during the quarter ended September 26, 1999.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    November 9, 1999


                                    GPC CAPITAL CORP. II
                                    (Registrant)



                                    By /s/ John E. Hamilton
                                       ---------------------------------
                                    John E. Hamilton
                                    Vice President
                                    (chief accounting officer and duly
                                    authorized officer)