Form 10-K
period 1999-12-31
GPC CAPITAL CORP II
filed 2000-03-27
CIK 1061504

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of the date hereof, 1,000 shares of the registrant's common stock, par value $.01 per share, are outstanding.

There is no established public trading market for the registrant's common stock, par value $.01 per share. The aggregate market value of the voting securities held by non-affiliates of the registrant as of February 29, 2000 was $-0-. As of February 29, 2000, all of the outstanding common stock, par value $.01 per share, of the registrant was owned by Graham Packaging Holdings Company, a Pennsylvania limited partnership. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."
                                _______________

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

     Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form

                8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

                                    PART I


Item 1.   Business

     Unless the context otherwise requires, all references herein to the "Company," with respect to periods prior to the recapitalization described below (the "Recapitalization"), refer to the business historically conducted by Graham Packaging Holdings Company ("Holdings") (which served as the operating entity for the business prior to the Recapitalization) and one of its predecessors (Graham Container Corporation), together with Holdings' subsidiaries and certain affiliates, and, with respect to periods subsequent to the Recapitalization, refer to Holdings and its subsidiaries. Since the Recapitalization, Graham Packaging Company (the "Operating Company") has been a wholly owned subsidiary of Holdings. GPC Capital Corp. II is a wholly owned subsidiary of Holdings. All references to the "Recapitalization" herein shall mean the collective reference to the recapitalization of Holdings and related transactions as described under "The Recapitalization" below, including the initial borrowings under the New Credit Agreement (as defined below), the Senior Discount Offering (as defined below) and the related uses of proceeds. References to "Continuing Graham Partners" herein refer to Graham Packaging Corporation ("Graham GP Corp."), Graham Family Growth Partnership or affiliates thereof or other entities controlled by Donald C. Graham and his family, and references to "Graham Partners" refer to the Continuing Graham Partners, Graham Engineering Corporation ("Graham Engineering") and the other partners of Holdings (consisting of Donald C. Graham and certain entities controlled by Mr. Graham and his family). All references to "Management" herein shall mean the management of the Company at the time in question, unless the context indicates otherwise. In addition, unless otherwise indicated, all sources for all industry data and statistics contained herein are estimates contained in or derived from internal or industry sources believed by the Company to be reliable.

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

     GPC Capital Corp. II ("CapCo II") was incorporated in Delaware in January, 1998. CapCo II is a wholly owned subsidiary of Holdings, which was formed in 1989. CapCo II's sole purpose is to act as co-obligor with Holdings of the Senior Discount Notes (as defined below under "The Recapitalization"), and as co-guarantor with Holdings under the New Credit Agreement (as defined below under "The Recapitalization"). CapCo II has only nominal assets, does not conduct any operations and did not receive any of the proceeds of the offering of the Senior Discount Notes. Accordingly, investors in the Senior Discount Notes must look solely to the cash flow and assets of Holdings for payment of the Senior Discount Notes.

     The principal executive offices of CapCo II are located at 2401 Pleasant Valley Road, York, Pennsylvania 17402, Telephone (717) 849-8500.

The Recapitalization

     The recapitalization (the "Recapitalization") of Holdings was consummated on February 2, 1998 pursuant to an Agreement and Plan of Recapitalization, Redemption and Purchase, dated as of December 18, 1997 (the "Recapitalization Agreement"), by and among (i) Holdings, (ii) the Graham Partners, and (iii) BMP/Graham Holdings Corporation, a Delaware corporation ("Investor LP") formed by Blackstone Capital Partners III Merchant Banking Fund L.P., and BCP/Graham Holdings L.L.C., a Delaware limited liability company and a wholly owned subsidiary of Investor LP ("Investor GP").

     On February 2, 1998, as part of the Recapitalization, Holdings and CapCo II (together with Holdings, the "Holdings Issuers"), consummated an offering (the "Senior Discount Offering") pursuant to Rule 144A under the Securities Act of $169,000,000 aggregate principal amount at maturity of their 10 3/4% Senior Discount Notes Due 2009, Series A (the "Senior Discount Old Notes").

     In connection with the Recapitalization, the Holdings Issuers entered into a Registration Rights Agreement with the Initial Purchasers of the Senior Discount Old Notes, pursuant to which the Holdings Issuers agreed to exchange the Senior Discount Old Notes for Notes having the same terms but registered under the Securities Act and not containing the restrictions on transfer that are applicable to the Senior Discount Old Notes.

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

Employees

     As of December 31, 1999, CapCo II had no employees.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.


                                    PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters

     All of CapCo II's common stock, par value $.01 per share ("common stock"), is owned by Holdings, 2401 Pleasant Valley Road, York, Pennsylvania 17402. There is no established public trading market for CapCo II's common stock.

     In the first quarter of 1998, CapCo II issued 1,000 shares of common stock to Holdings in a transaction exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

     As indicated under Item 1, "Business--The Recapitalization", upon the Closing of the Recapitalization on February 2, 1998, the Holdings Issuers consummated an offering pursuant to Rule 144A under the Securities Act of $169,000,000 aggregate principal amount at maturity of their Senior Discount Old Notes. Pursuant to the Purchase Agreement dated January 23, 1998 (the "Purchase Agreement"), the Initial Purchasers, DB Alex. Brown LLC (formerly BT Alex. Brown Incorporated), Bankers Trust International PLC, Lazard Freres & Co. LLC and Salomon Brothers Inc, purchased the Senior Discount Old Notes at a price of 57.173% of the principal amount, for a discount of 2.361% from the initial offering price of 59.534% or a total discount of $3,990,090. Pursuant to the Purchase Agreement, the Holdings Issuers also reimbursed the Initial Purchasers for certain expenses. Pursuant to the Senior Discount Exchange Offer, on September 8, 1998, the Holdings Issuers issued $169,000,000 aggregate principal amount at maturity of their Senior Discount Exchange Notes in exchange for an equal principal amount of Senior Discount Old Notes.

     No dividends were paid to the holder of CapCo II's common stock in 1999.

     Under the New Credit Agreement, the Operating Company is subject to restrictions on the payment of dividends and other distributions to Holdings, as described in Item 8, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Item 6.   Selected Financial Data

     None.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     None.

Liquidity and Capital Resources

     On February 2, 1998, Holdings and CapCo II, as co-obligor, issued $100.6 million of Senior Discount Old Notes ($169 million aggregate principal amount at maturity).

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

     On February 2, 1998, the Operating Company refinanced the majority of its existing credit facilities in connection with the Recapitalization and entered into the New Credit Agreement with a consortium of banks. The New Credit Agreement was amended on August 13, 1998 (the "Amendment") to provide for an additional Term Loan Borrowing of an additional $175 million. The New Credit Agreement and the Amendment consist of four term loans to the Operating Company totaling $570 million and two revolving loan facilities to the Operating Company totaling $255 million. The obligations of the Operating Company under the New Credit Agreement and Amendment are guaranteed by Holdings and certain subsidiaries of Holdings, including CapCo II. The term loans are payable in quarterly installments through January 31, 2007 and require payments of $15.0 million in 2000, $20.0 million in 2001, $25.0 million in 2002, $27.5 million in 2003, $93.0 million in 2004, $64.9 million in 2005, $242.7 million in 2006 and $74.0 million in 2007. The
Company expects to fund scheduled debt repayments from cash from operations and unused lines of credit. The revolving loan facilities expire on January 31, 2004. Interest is payable at (a) the "Alternate Base Rate" (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 0% to 2.00%; or (b) the "Eurocurrency Rate" (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 0.625% to 3.00%. A commitment fee ranging from 0.20% to 0.50% is due on the unused portion of the revolving loan commitment. As part of the Amendment to the New Credit Agreement, if certain events of default were to occur, or if the Company's Net Leverage Ratio were above 5.15:1.0 at March 31, 2000, Blackstone has agreed to make an equity contribution to the Company through the administrative agent of up to $50 million. The Company's Net Leverage
Ratio being above 5.15:1.0 at March 31, 2000 is not an event of default under the New Credit Agreement. In addition, the New Credit Agreement and Amendment contain certain affirmative and negative covenants as to the operations and financial condition of the Operating Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings.

      The Company is currently discussing with its bank lenders a proposed Second Amendment to the New Credit Agreement and a proposed First Amendment to the Capital Call Agreement (collectively, the "Second Amendment"). Among other things, the Second Amendment would change the date as of which the Company's Net Leverage Ratio is measured for purposes of determining whether Blackstone is required to make the above-mentioned equity contribution from March 31, 2000 to September 30, 2000; allow a pro forma adjustment to the Net Leverage Ratio to include the receipt of net cash proceeds from any registered public offering occurring after September 30, 2000 but before October 31, 2000; change the terms under which the Company can access
$100 million of Growth Capital Revolving Loans from a dollar for dollar equity match to a capital call with various test dates based on certain leverage tests for quarters ending on or after June 30, 2001, which would provide for up to an additional $50 million equity contribution by Blackstone; allow the proceeds of the equity contribution (if required) to be applied to the Revolving Credit Loans; increase the top level of the interest rate pricing grid by 25 basis points; and change certain covenants, principally to increase the amount of permitted capital expenditures in 2000 and subsequent years. The Second Amendment requires approval by Lenders having more than 50% of the sum of all loans and unused commitments and there is no assurance that such approval will be obtained.

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

Item 8.   Financial Statements and Supplementary Data


                         INDEX TO FINANCIAL STATEMENTS

                                                                         Page
                                                                        Number
Statement re omission of independent auditors' report   . . . . . .       12

Financial Statements  . . . . . . . . . . . . . . . . . . . . . . .       13

     Balance Sheets at December 31, 1999 and 1998   . . . . . . . .       13

     Statements of Operations for the years ended December 31,
     1999 and 1998  . . . . . . . . . . . . . . . . . . . . . . . .       14

     Statements of Shareholders' Equity for the years ended
     December 31, 1999 and 1998 . . . . . . . . . . . . . . . . . .       15

     Statements of Cash Flows for the years ended December 31, 1999
     and 1998  . . . . . . . . . . . . . . . . . . . . . . . . . .        16

     Notes to Financial Statements  . . . . . . . . . . . . . . . .       17

Report of independent auditors omitted pursuant to Rule 3-11 of Regulation
S-X.

                             GPC CAPITAL CORP. II
                                BALANCE SHEETS


                                           December 31,
                                      - - - - - - - - - - -
                                      1999             1998

Total assets                           --               --

Total liabilities                      --               --

Total shareholders' equity             --               --



                            See accompanying notes

                             GPC CAPITAL CORP. II
                           STATEMENTS OF OPERATIONS





                                            Year Ended December 31,
                                            - - - - - - - - - - - -
                                                1999         1998

Net sales                                        --           --

Operating income                                 --           --

Interest expense, net                            --           --

Net income                                       --           --




                            See accompanying notes

                             GPC CAPITAL CORP. II
                      STATEMENTS OF SHAREHOLDERS' EQUITY






Balance at February 2, 1998                                 --

Balance at December 31, 1998                                --

Balance at December 31, 1999                                --



                            See accompanying notes

                             GPC CAPITAL CORP. II
                           STATEMENTS OF CASH FLOWS




                                        Year Ended December 31,
                                        - - - - - - - - - - - -
                                          1999            1998

Operating activities                       --              --

Investing activities                       --              --

Financing activities                       --              --



                            See accompanying notes

                             GPC CAPITAL CORP. II
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999


1.   Basis of Presentation

     GPC Capital Corp. II, is a wholly owned subsidiary of Graham Packaging Holdings Company, a Pennsylvania limited partnership formerly known as Graham Packaging Company ("Holdings"). The sole purpose of GPC Capital Corp. II is to act as co-obligor with Holdings of the Senior Discount Notes and as co-guarantor with Holdings under the New Credit Agreement and Amendment (as defined herein). GPC Capital Corp. II has only nominal assets and does not conduct any independent operations.

2.   Debt Arrangements

     On February 2, 1998, Holdings and GPC Capital Corp. II, as co-obligor, issued $100.6 million gross proceeds of Senior Discount Notes Due 2009 ($169 million aggregate principal amount at maturity). The Senior Discount Notes mature on January 15, 2009, with interest payable at 10.75%. Cash interest on the Senior Discount Notes does not accrue until January 15, 2003.

     On February 2, 1998, Graham Packaging Company, a Delaware limited partnership formerly known as Graham Packaging Holdings I, L.P. (the "Operating Company") refinanced the majority of its existing credit facilities in connection with the Recapitalization and entered into a new Credit Agreement (the "New Credit Agreement") with a consortium of banks.
The New Credit Agreement was amended on August 13, 1998 (the "Amendment") to provide for an additional Term Loan Borrowing of an additional $175 million. The New Credit Agreement and the Amendment consist of four term loans to the Operating Company totaling $570 million and two revolving loan facilities to the Operating Company totaling $255 million. The obligations of the Operating Company under the New Credit Agreement and Amendment are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments through January 31, 2007 and require payments of $15.0 million in 2000, $20.0 million in 2001, $25.0 million in 2002, $27.5 million in 2003, $93.0 million in 2004, $64.9 million in 2005,
$242.7 million in 2006 and $74.0 million in 2007. The revolving loan facilities expire on January 31, 2004. Interest is payable at (a) the "Alternate Base Rate" (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 0% to 2.00%; or (b) the "Eurocurrency Rate" (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 0.625% to 3.00%. A commitment fee ranging from 0.20% to 0.50% is due on the unused portion of the revolving loan commitment. As part of the Amendment to the New Credit Agreement, if certain events of default were to occur, or if the Company's Net Leverage Ratio were above 5.15:1.0 at March 31, 2000, Blackstone has agreed to make an equity contribution to the Company through the administrative agent of up to $50 million. The Company's Net Leverage
Ratio being above 5.15:1.0 at March 31, 2000 is not an event of default under the New Credit Agreement. In addition, the New Credit Agreement and Amendment contain certain affirmative and negative covenants as to the operations and financial condition of the Operating Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings.


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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                   PART III


Item 10.   Directors and Executive Officers of the Registrant

     The directors and executive officers of CapCo II are as follows:

Name                  Age                   Position

Philip R. Yates       52     President, Treasurer and Assistant Secretary
                             and a Director
John E. Hamilton      41     Vice President, Secretary and Assistant
                             Treasurer and a Director
Chinh E. Chu          33     Vice President and a Director
Simon P. Lonergan     31     Vice President and a Director

     Philip R. Yates has served as Chief Executive Officer of the Operating Company and GPC Opco GP LLC ("Opco GP"), the general partner of the Operating Company, since February 8, 2000. Prior to February 8, 2000, Mr. Yates served as President and Chief Executive Officer of the Operating Company and Opco GP since the Recapitalization. Since the Recapitalization, Mr. Yates has also served as President and Chief Executive Officer of various subsidiaries of the Operating Company or their general partner, as President, Treasurer and Assistant Secretary of CapCo II and GPC Capital Corp I ("CapCo I"), and as a member of the Boards of Directors of CapCo I and CapCo II. From April 1995 to the Recapitalization, Mr. Yates served as President and Chief Operating Officer of the Company. From 1994 to 1995, Mr. Yates served as President of the Company. Prior to 1994, Mr. Yates served in various management positions with the Company.

     John E. Hamilton has served as Chief Financial Officer or Senior Vice President, Finance and Administration or Vice President, Finance and Administration of the Operating Company since the Recapitalization. Since January 21, 1999, Mr. Hamilton has served as Chief Financial Officer of the Operating Company, Opco GP and Holdings, and has served as Treasurer and Secretary of Opco GP and of various subsidiaries of the Operating Company or their general partner since the Recapitalization. Since the Recapitalization, Mr. Hamilton has served as Vice President, Secretary and Assistant Treasurer of CapCo I and CapCo II, and as a member of the Boards of Directors of CapCo I and CapCo II. Subsequent to the Recapitalization and until January 21, 1999, Mr. Hamilton served as Vice President, Finance and Administration of Opco GP and Holdings. From November 1992 to the Recapitalization, Mr. Hamilton served as Vice President, Finance and Administration, North America of the Company. Prior to 1992, Mr. Hamilton served in various management positions with the Company.

     Chinh E. Chu has been a Senior Managing Director of The Blackstone Group L.P. since January 1, 2000. Prior to January 1, 2000, Mr. Chu served as a Managing Director of The Blackstone Group L.P., which he joined in 1990. Since the Recapitalization, Mr. Chu has served as Vice President, Secretary and Assistant Treasurer of Investor LP and Investor GP, as a Vice President of CapCo I and CapCo II and as a member of the Boards of Directors of Investor LP, CapCo I and CapCo II. Prior to joining Blackstone, Mr. Chu was a member of the Mergers and Acquisitions Group of Salomon Brothers Inc from 1988 to 1990. He currently serves on the Boards of Directors of Prime Succession Inc., Roses, Inc. and Haynes International, Inc.

     Simon P. Lonergan has been a Principal of The Blackstone Group L.P. since January 1, 2000. Prior to January 1, 2000, Mr. Lonergan was an Associate of The Blackstone Group L.P., which he joined in 1996. Since the Recapitalization, Mr. Lonergan has served as Vice President, Assistant Secretary and Assistant Treasurer of Investor LP and Investor GP, as a Vice President of CapCo I and CapCo II and as a member of the Boards of Directors of Investor LP, CapCo I and CapCo II. Prior to joining Blackstone, Mr. Lonergan was an Associate at Bain Capital, Inc. and a Consultant at Bain and Co. He currently serves on the Board of Directors of CommNet Cellular, Inc. and the Advisory Committee of InterMedia Partners VI.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     CapCo II has outstanding 1,000 shares of common stock, all of which are owned by Holdings, 2401 Pleasant Valley Road, York, Pennsylvania 17402.

Item 13.   Certain Relationships and Related Transactions

     An affiliate of DB Alex. Brown LLC and Bankers Trust International PLC, two of the Initial Purchasers of the Old Notes, acquired approximately a 4.8% equity interest in Investor LP. Deutsche Bank AG (formerly Bankers Trust Company), an affiliate of DB Alex. Brown LLC and Bankers Trust International PLC, acted as administrative agent and provided a portion of the financing under the New Credit Agreement entered into in connection with the Recapitalization, for which it received customary commitment and other fees and compensation.

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

      As part of the Amendment to the New Credit Agreement, if certain events of default were to occur, or if the Company's
Net Leverage Ratio were above 5.15:1.0 at March 31, 2000, Blackstone has agreed to make an equity contribution to the Company through the administrative agent of up to $50 million. The Company's Net Leverage Ratio being above 5.15:1.0 at March 31, 2000 is not an event of default under the New Credit Agreement.

      The Company is currently discussing with its bank lenders a proposed Second Amendment to the New Credit Agreement and a proposed First Amendment to the Capital Call Agreement (collectively, the "Second Amendment"). Among other things, the Second Amendment would change the date as of which the Company's Net Leverage Ratio is measured for purposes of determining whether Blackstone is required to make the above-mentioned equity contribution from March 31, 2000 to September 30, 2000; allow a pro forma adjustment to the Net Leverage Ratio to include the receipt of net cash proceeds from any registered public offering occurring after September 30, 2000 but before October 31, 2000; change the terms under which the Company can access
$100 million of Growth Capital Revolving Loans from a dollar for dollar equity match to a capital call with various test dates based on certain leverage tests for quarters ending on or after June 30, 2001, which would provide for up to an additional $50 million equity contribution by Blackstone; allow the proceeds of the equity contribution (if required) to be applied to the Revolving Credit Loans; increase the top level of the interest rate pricing grid by 25 basis points; and change certain covenants, principally to increase the amount of permitted capital expenditures in 2000 and subsequent years. The Second Amendment requires approval by Lenders having more than 50% of the sum of all loans and unused commitments and there is no assurance that such approval will be obtained.

     Pursuant to the Purchase Agreement dated January 23, 1998, the Initial Purchasers, DB Alex. Brown LLC, Bankers Trust International PLC, Lazard Freres & Co. LLC and Salomon Brothers Inc, purchased the Senior Discount Old Notes at a price of 57.173% of the principal amount, for a discount of 2.361% from the initial offering price of 59.534% or a total discount of $3,990,090. Pursuant to the Purchase Agreement, the Holdings Issuers also reimbursed the Initial Purchasers for certain expenses.

                                    PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K


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
           dated as of December 18, 1997, as amended as of January 29, 1998, by and among Graham Packaging Holdings Company, BCP/Graham Holdings L.L.C., BMP/Graham Holdings Corporation and the other parties named therein (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (File No. 333-53603-01)).

2.2   --   Purchase Agreement dated January 23, 1998 among Graham Packaging
           Holdings Company, Graham Packaging Company, GPC Capital Corp. I, GPC Capital Corp. II, BT Alex. Brown Incorporated, Bankers Trust International PLC, Lazard Freres & Co. L.L.C. and Salomon Brothers Inc (incorporated herein by reference to Exhibit 2.2 to the Registration Statement on Form S-4 (File No. 333-53603-01)).

3.1   --   Certificate of Incorporation of GPC Capital Corp. II
           (incorporated herein by reference to Exhibit 3.7 to the Registration Statement on Form S-4 (File No. 333-53603-01)).

3.2   --   By-Laws of GPC Capital Corp. II (incorporated herein by reference to Exhibit 3.8 to the Registration Statement on Form S-4 (File No. 333-53603-01)).

4.1   --   Indenture dated as of February 2, 1998 among Graham Packaging
           Holdings Company and GPC Capital Corp. II and The Bank of New York, as Trustee, relating to the Senior Discount Notes Due 2009 of Graham Packaging Holdings Company and GPC Capital Corp. II (incorporated herein by reference to Exhibit 4.7 to the Registration Statement on Form S-4 (File No. 333-53603-01)).

4.2   --   Form of 10 3/4% Senior Discount Note Due 2009, Series A (included in Exhibit 4.1) (incorporated herein by reference to Exhibit 4.8 to the Registration Statement on Form S-4 (File No. 333-53603-
           01)).

4.3   --   Form of 10 3/4% Senior Discount Note Due 2009, Series B (included in Exhibit 4.1) (incorporated herein by reference to Exhibit 4.9 to the Registration Statement on Form S-4 (File No. 333-53603-
           01)).

4.4   --   Registration Rights Agreement dated as of February 2, 1998 among
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
           Packaging Holdings Company, Graham Packaging Company, GPC Capital Corp. I, the lending institutions identified in the Credit Agreement and the agents identified in the Credit Agreement (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-53603-01)).

10.2  --   First Amendment to Credit Agreement dated as of August 13, 1998
           (incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 333-53603-01)).

24    --   Power of Attorney -- Page 27 of Form 10-K.

27    --   Financial Data Schedule.

99.1  --   Form of Senior Discount Letter of Transmittal (incorporated herein by reference to Exhibit 99.5 to the Registration Statement on Form S-4 (File No. 333-53603-01)).

99.2  --   Form of Senior Discount Notice of Guaranteed Delivery
           (incorporated herein by reference to Exhibit 99.6 to the Registration Statement on Form S-4 (File No. 333-53603-01)).


     (c)  Reports on Form 8-K

     No Reports on Form 8-K were required to be filed during the quarter ended December 31, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    March 27, 2000


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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 27th day of March, 2000 by the following persons on behalf of the registrant and in the capacities indicated, with respect to GPC Capital Corp. II:


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