Form 10-Q
period 2000-04-02
GPC CAPITAL CORP II
filed 2000-05-16
CIK 1061504

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549-1004

                                   FORM 10-Q

(Mark One)

     [  x  ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 2, 2000

                                      OR

     [    ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ____________________
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

                             GPC CAPITAL CORP. II
                                     INDEX

                        PART I.  FINANCIAL INFORMATION
                                                               Page
                                                              Number

ITEM 1:     Condensed Financial Statements:

            CONDENSED BALANCE SHEETS -
                 At April 2, 2000 and December 31, 1999          3

            CONDENSED STATEMENTS OF OPERATIONS - For
                 the Three Months Ended April 2, 2000 and
                 March 28, 1999   . . . . . . . . . . . .        4
            CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY -
                 For the Year Ended December 31, 1999 and
                 Three Months Ended April 2, 2000   . . .        5

            CONDENSED STATEMENTS OF CASH FLOWS -
                 For the Three Months Ended April 2, 2000
                 and March 28, 1999   . . . . . . . . . .        6

            NOTES TO CONDENSED FINANCIAL STATEMENTS . . .        7

Item 2:     Management's Discussion and Analysis of
            Financial Condition
            and Results of Operations . . . . . . . . . .       10

Item 3:    Quantitative and Qualitative Disclosures About
            Market Risk . . . . . . . . . . . . . . . . .       13

                      PART II   OTHER INFORMATION

Item 6:     Exhibits and Reports on Form 8-K  . . . . . .       14

Signature:  . . . . . . . . . . . . . . . . . . . . . . .       15

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements


                             GPC CAPITAL CORP. II
                           CONDENSED BALANCE SHEETS
                                (in thousands)
                                  (Unaudited)


                                         April 2, 2000     December 31, 1999
                                         -------------     -----------------
Total assets  . . . . . . . . . . . . . . .  --                 --
Total liabilities . . . . . . . . . . . . .  --                 --
Commitments and contingencies . . . . . . .  --                 --
Total shareholder's equity  . . . . . . . .  --                 --


















                            See accompanying notes.


                             GPC CAPITAL CORP. II
                      CONDENSED STATEMENTS OF OPERATIONS
                                (in thousands)
                                  (Unaudited)

                                            Three Months Ended
                                         ------------------------
                                          April 2,      March 28,
                                           2000           1999
                                         ---------      ---------
Net sales . . . . . . . . . . . . . . . .   --             --
Operating income  . . . . . . . . . . . .   --             --
Interest expenses, net  . . . . . . . . .   --             --
Net income  . . . . . . . . . . . . . . .   --             --


























                            See accompanying notes.

                             GPC CAPITAL CORP. II
                 CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY
                                (in thousands)
                                  (Unaudited)

Balance at January 1, 1999  . . . . . . . . . . . . . . . . .     --
Balance at December 31, 1999  . . . . . . . . . . . . . . . .     --
Balance at April 2, 2000  . . . . . . . . . . . . . . . . . .     --




























                            See accompanying notes.

                             GPC CAPITAL CORP. II
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                            Three Months Ended
                                         ------------------------
                                         April 2,       March 28,
                                           2000           1999
                                         --------       ---------
Operating activities  . . . . . . . . . .  --              --
Investing activities  . . . . . . . . . .  --              --
Financing activities  . . . . . . . . . .  --              --
























                            See accompanying notes.

                             GPC CAPITAL CORP. II
              NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                 April 2, 2000

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

         GPC Capital Corp. II, a wholly owned subsidiary of Graham Packaging Holdings Company, a Pennsylvania limited partnership ("Holdings"), was incorporated in Delaware in January 1998. The sole purpose of GPC Capital Corp. II is to act as co-obligor with Holdings of the Senior Discount Notes and as a co-guarantor with Holdings under the New Credit Agreement and Amendments (as defined herein). GPC Capital Corp. II has only nominal assets, does not conduct any independent operations and during the three months ended April 2, 2000, did not execute any transactions. GPC Capital Corp. II has authorized and issued 1,000 shares of common stock with a par value of $.01 per share.

         For additional information, see the related Quarterly Report on Form 10-Q of Holdings for the quarter ended April 2, 2000.

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

         On February 2, 1998, Graham Packaging Company, a Delaware limited partnership formerly known as Graham Packaging Holdings I, L.P. (the "Operating Company") refinanced the majority of its existing credit facilities in connection with the Recapitalization and entered into a new Credit Agreement (the "New Credit Agreement") with a consortium of banks.
The New Credit Agreement was amended on August 13, 1998 to provide for an additional Term Loan Borrowing of an additional $175 million and on March 30, 2000 as described below (the "Amendments"). The New Credit Agreement and the

Amendments consist of four term loans to the Operating Company totaling $570 million and two revolving loan facilities to the Operating Company totaling $255 million. The obligations of the Operating Company under the New Credit Agreement and Amendments are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments through January 31, 2007, and require payments of $15.0 million in 2000, $20.0 million in 2001, $25.0 million in 2002, $27.5 million in 2003 and $93.0 million in 2004. The revolving loan facilities expire on January 31, 2004. Interest is payable at (a) the "Alternate Base Rate" (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 0% to 2.25%; or (b) the "Eurocurrency Rate" (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a
margin ranging from 0.625% to 3.25%.   A commitment fee ranging from 0.20% to
0.50% is due on the unused portion of the revolving loan commitment. As part of the Amendments to the New Credit Agreement, if certain events of default were to occur, or if the Company's Net Leverage Ratio were above 5.15:1.0 at September 30, 2000, Blackstone has agreed to make an equity contribution to the Company through the administrative agent of up to $50 million. The Company's Net Leverage Ratio being above 5.15:1.0 at September 30, 2000 is not an event of default under the New Credit Agreement and Amendments.
The March 30, 2000 Amendment also allows a pro forma adjustment to the Net Leverage Ratio to include the receipt of net cash proceeds from any registered public offering occurring after September 30, 2000 but before October 31, 2000 for purposes of determining whether Blackstone is required to make the above-mentioned equity contribution; changes the terms under which the Company can access $100 million of Growth Capital Revolving Loans from a dollar for dollar equity match to a capital call with various test dates based on certain leverage tests for quarters ending on or after June 30, 2001, which would provide for up to an additional $50 million equity contribution by Blackstone; allows the proceeds of the equity contribution (if required) to be applied to Revolving Credit Loans; and changes certain covenants, principally to increase the amount of permitted capital expenditures in 2000 and subsequent years.

         In addition, the New Credit Agreement and Amendments contain certain affirmative and negative covenants as to the operations and financial condition of the Operating Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings.

         Substantially all domestic tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the New Credit Agreement and Amendments.

         Under the New Credit Agreement and Amendments, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings (i) in respect of overhead, tax liabilities, legal, accounting and other professional fees and expenses, (ii) to fund purchases and redemptions of equity interests of Holdings or Investor LP held by then present or former officers or employees of Holdings, the Operating Company or their Subsidiaries (as defined) or by any employee stock ownership plan upon such person's death, disability, retirement or termination of employment or other circumstances with certain annual dollar limitations and (iii) to finance, starting on July 15, 2003, the payment of cash interest payments on the Senior Discount Notes.

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

         On February 2, 1998, Graham Packaging Company, a Delaware limited partnership formerly known as Graham Packaging Holdings I, L.P. (the

"Operating Company") refinanced the majority of its existing credit facilities in connection with the Recapitalization and entered into a new Credit Agreement (the "New Credit Agreement") with a consortium of banks.
The New Credit Agreement was amended on August 13, 1998 to provide for an additional Term Loan Borrowing of an additional $175 million and on March 30, 2000 as described below (the "Amendments"). The New Credit Agreement and the Amendments consist of four term loans to the Operating Company totaling $570 million and two revolving loan facilities to the Operating Company totaling $255 million. The obligations of the Operating Company under the New Credit Agreement and Amendments are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments through January 31, 2007, and require payments of $15.0 million in 2000, $20.0 million in 2001, $25.0 million in 2002, $27.5 million in 2003 and $93.0 million in 2004. The revolving loan facilities expire on January 31, 2004. Interest is payable at (a) the "Alternate Base Rate" (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 0% to 2.25%; or (b) the "Eurocurrency Rate" (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a
margin ranging from 0.625% to 3.25%.   A commitment fee ranging from 0.20% to
0.50% is due on the unused portion of the revolving loan commitment. As part of the Amendments to the New Credit Agreement, if certain events of default were to occur, or if the Company's Net Leverage Ratio were above 5.15:1.0 at September 30, 2000, Blackstone has agreed to make an equity contribution to the Company through the administrative agent of up to $50 million. The Company's Net Leverage Ratio being above 5.15:1.0 at September 30, 2000 is not an event of default under the New Credit Agreement and Amendments.
The March 30, 2000 Amendment also allows a pro forma adjustment to the Net Leverage Ratio to include the receipt of net cash proceeds from any registered public offering occurring after September 30, 2000 but before October 31, 2000 for purposes of determining whether Blackstone is required to make the above-mentioned equity contribution; changes the terms under which the Company can access $100 million of Growth Capital Revolving Loans from a dollar for dollar equity match to a capital call with various test dates based on certain leverage tests for quarters ending on or after June 30, 2001, which would provide for up to an additional $50 million equity contribution by Blackstone; allows the proceeds of the equity contribution (if required) to be applied to Revolving Credit Loans; and changes certain covenants, principally to increase the amount of permitted capital expenditures in 2000 and subsequent years. In addition, the New Credit Agreement and Amendments contain certain affirmative and negative covenants as to the operations and financial condition of the Operating Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings.

         Substantially all domestic tangible and intangible assets of the Company are pledged as collateral pursuant to the terms of the New Credit Agreement and Amendments.

         Under the New Credit Agreement and Amendments, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings (i) in respect of overhead, tax liabilities, legal, accounting and other professional fees and expenses, (ii) to fund purchases and redemptions of equity interests of Holdings or Investor LP held by then present or former officers or employees of Holdings, the Operating Company or their Subsidiaries (as defined) or by any employee stock ownership plan upon such person's death, disability, retirement or termination of employment or other circumstances with certain annual dollar limitations and (iii) to finance, starting on July 15, 2003, the payment of cash interest payments on the Senior Discount Notes.

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

PART II          OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K

         (a)     Exhibits


                 Exhibit 10.3    Second  Amendment to  Credit Agreement

                 Exhibit 27      Financial Data Schedule


         (b)     Reports on Form 8-K

                 No reports on Form 8-K were required to be filed during the quarter ended April 2, 2000.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:           May 15, 2000


                                    GPC CAPITAL CORP. II
                                    (Registrant)



                                    By: /s/ John E. Hamilton
                                    John E. Hamilton
                                    Vice President
                                    (chief accounting officer and duly
                                    authorized officer)