Form 10-Q
period 2000-07-02
GPC CAPITAL CORP II
filed 2000-08-16
CIK 1061504

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549-1004


                                   FORM 10-Q

(Mark One)
     [  x  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 2, 2000
                                      OR

     [     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to __________________
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

                             GPC CAPITAL CORP. II
                                     INDEX


                        PART I.   FINANCIAL INFORMATION


                                                                   Page Number
Item 1:   Condensed Financial Statements:

          CONDENSED BALANCE SHEETS -
               At July 2, 2000 and December 31, 1999  . . . . . . . . . . .  3

          CONDENSED STATEMENTS OF OPERATIONS - For the
               Three Months and Six Months Ended July 2, 2000 and
               June 27, 1999  . . . . . . . . . . . . . . . . . . . . . . .  4

          CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY -
               For the Year Ended December 31, 1999 and Six Months
               Ended July 2, 2000   . . . . . . . . . . . . . . . . . . . .  5

          CONDENSED STATEMENTS OF CASH FLOWS - For the
               Six Months Ended July 2, 2000 and June 27, 1999  . . . . . .  6

          NOTES TO CONDENSED FINANCIAL STATEMENTS   . . . . . . . . . . . .  7

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations   . . . . . . . . . . . . . . 12

Item 3:   Quantitative and Qualitative Disclosures About Market Risk  . . . 14

                      PART II.         OTHER INFORMATION

Item 6:   Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . .  15

Signature:  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements


                             GPC CAPITAL CORP. II
                           CONDENSED BALANCE SHEETS
                                (in thousands)
                                  (Unaudited)


                                             July 2,   December 31,
                                              2000         1999
                                            --------   -----------
Total assets  . . . . . . . . . . . . . .       -           -
Total liabilities   . . . . . . . . . . .       -           -
Commitments and contingent liabilities  .       -           -
Total shareholder's equity  . . . . . . .       -           -

















                            See accompanying notes.

                             GPC CAPITAL CORP. II
                      CONDENSED STATEMENTS OF OPERATIONS
                                (in thousands)
                                  (Unaudited)



                                  Three Months Ended      Six Months ended
                                 __________________________________________
                                  July 2,    June 27,    July 2,    June 27,
                                   2000        1999        2000       1999
                                 ________    ________    _______    ________
Net sales . . . . . . . . . .       -           -           -            -
Operating income  . . . . . .       -           -           -            -
Interest expense, net   . . .       -           -           -            -
Net Income  . . . . . . . . .       -           -           -            -























                            See accompanying notes.

                             GPC CAPITAL CORP. II
                 CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY
                                (in thousands)
                                  (Unaudited)





Balance at January 1, 1999  . . . . .         -

Balance at December 31, 1999  . . . .         -

Balance at July 2, 2000 . . . . . . .         -















                            See accompanying notes.

                             GPC CAPITAL CORP. II
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)




                                           Six Months Ended
                                     ___________________________
                                      July 2,          June 27,
                                        2000             1999
                                     _________        __________
Operating activities  . . . . .          -                -

Investing activities  . . . . .          -                -

Financing activities  . . . . .          -                -

















                            See accompanying notes.

                             GPC CAPITAL CORP. II
             NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                               July 2, 2000


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

         GPC Capital Corp. II, a wholly owned subsidiary of Graham Packaging Holdings Company, a Pennsylvania limited partnership ("Holdings"), was incorporated in Delaware in January 1998. All entities and assets owned by Holdings are referred to collectively as Graham Packaging Group (the "Group"). The sole purpose of GPC Capital Corp. II is to act as co-obligor with Holdings of the Senior Discount Notes and as co-guarantor with Holdings under the New Credit Agreement and Amendments (as defined herein). GPC Capital Corp. II has only nominal assets, does not conduct any independent operations and during the six months ended July 2, 2000, did not execute any transactions. GPC Capital Corp. II has authorized and issued 1,000 shares of common stock with a par value of $.01 per share.

         For additional information, see the related Quarterly Report on Form 10-Q of Holdings for the quarter ended July 2, 2000.


2.       Debt Arrangements

         On February 2, 1998, Graham Packaging Company, a Delaware limited partnership formerly known as Graham Packaging Holdings I, L.P. (the "Operating Company") refinanced the majority of its existing credit facilities and entered into a new Credit Agreement (the "New Credit Agreement") with a consortium of banks. The New Credit Agreement was amended on August 13, 1998 to provide for an additional Term Loan Borrowing of an additional $175 million and on March 30, 2000 as described below (the "Amendments"). The New Credit Agreement and the Amendments consist of four term loans to Graham Packaging Company, L. P. (the "Operating Company") totaling $570 million and two revolving loan facilities to the Operating Company totaling $255 million. As part of the Amendments to the New Credit Agreement, if certain events of default were to occur, or if the Company's Net Leverage Ratio were above 5.15:1.0 at September 30, 2000, Blackstone has agreed to make an equity contribution to the Company through the administrative agent of up to $50 million. The Company's Net Leverage Ratio being above 5.15:1.0 at September 30, 2000 is not an event of default under the New Credit Agreement and Amendments. The March 30, 2000 Amendment also allows a pro forma adjustment to the Net Leverage Ratio to include the receipt of net cash proceeds from any registered public offering occurring after September 30, 2000 but before October 31, 2000 for purposes of determining whether Blackstone is required to make the above-mentioned equity contribution; changes the terms under which the Company can access $100 million of Growth Capital Revolving Loans from a dollar for dollar equity match to a capital call with various test dates based on certain leverage tests for quarters ending on or after June 30, 2001, which would provide for up to an additional $50 million equity contribution by Blackstone; allows the proceeds of the equity contribution (if required) to be applied to Revolving Credit Loans; and changes certain covenants, principally to increase the amount of permitted capital expenditures in 2000 and subsequent years. In addition, the New Credit Agreement and Amendments contain certain affirmative and negative covenants as to the operations and financial condition of the Operating Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings.


3.       Subsequent Event

         The Company is currently pursuing an initial public offering, which may be completed during the second half of 2000. In connection with this contemplated public offering, the Company will effect a reorganization in which our wholly owned subsidiary, GPC Capital Corp. II, will:

- exchange 32,666,667 shares of its newly issued common stock for all of the general and limited partnership interests of Holdings,
- exchange options to purchase a maximum of 1,633,333 shares of its common stock for all of the options of Holdings, and on the same economic terms and conditions as the Holdings options,
-        change its name to Graham Packaging Company Inc.

As a result of these transactions, Graham Packaging Company Inc. will be the parent company of the Graham Packaging Group.

         All share and per share amounts give effect to these transactions assuming an exchange ratio of 3,266.67 shares of Graham Packaging Company Inc. common stock for each partnership unit of Holdings.

         As a result of the reorganization, the Company will recognize a net deferred tax asset for the difference between the financial reporting and tax bases of the Company's assets and liabilities. This difference will be accounted for by recording a deferred tax asset of approximately $215.3 million, primarily resulting from the 1998 Recapitalization, with a corresponding credit to additional paid in capital and a deferred tax liability of approximately $13.7 million with a corresponding one-time charge to earnings.

         As a result of the anticipated reorganization, the Group's taxable income will be subject to federal and state income taxes. The objective of the pro forma financial information is to show what the significant effects on the historical results of operations might have been had the Group been subject to federal and state income taxes at the effective tax rates that would have applied for all periods. The pro forma effect of the reorganization on income tax provision (benefit) and net income is as follows:

                                     Three Months Ended    Six Months Ended
                                     ------------------   -----------------
                                     July 2,    June 27,  July 2,  June 27,
                                      2000        1999     2000      1999
                                    --------    --------  -------  --------
Pro forma income tax provision
(benefit)                              $343         $920   $(212)    $(405)
Pro forma net (loss) income            (810)       1,825  (3,371)      (16)

4.       Earnings (Loss) Per Share

         The Company is contemplating a reorganization and an initial public offering. The anticipated exchange of common stock for general and limited partnership units is included at an assumed exchange ratio of 3,266.67 shares per partnership unit. Each partnership unit is defined as 0.01% of Holdings.

         Upon completion of the reorganization 32,666,667 shares of common stock will be outstanding; a maximum of 1,633,333 shares of common stock will be subject to options; and no shares of preferred stock will be outstanding.

         Earnings Per share is calculated in accordance with FASB Statement No. 128 and requires two presentations of earnings per share--"basic" and "diluted." Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Shares issuable pursuant to option awards which were deemed common stock equivalents were excluded from the computation of diluted earnings per share if their effect is antidilutive. The following table sets forth the computation of pro forma basic and diluted earnings (loss) per share.

                                  Three Months Ended      Six Months Ended
                                  -------------------    -------------------
                                  July 2,    June 27,    July 2,    June 27,
                                   2000        1999       2000        1999
                                  -------    --------    -------    --------
                                    (in thousands, except per share data)
Numerator:
Pro forma numerator for basic
and diluted earnings (loss)
per share . . . . . . . . . .    $(810)     $1,825     $ (3,371)      $ (16)
Denominator:
Pro forma denominator for
basic earnings (loss) per
share . . . . . . . . . . . .    32,667     32,667     32,667      32,667

Potential dilutive stock
options . . . . . . . . . . .    --         773        --               --
                                 ------    ------      ------       ------
Pro forma denominator for
diluted earnings (loss) per
share . . . . . . . . . . . .    32,667    33,440      32,667       32,667
Pro forma earnings (loss) per
share:
Basic . . . . . . . . . . . .    $(0.02)    $0.06      $(0.10)     $ (0.00)
Diluted . . . . . . . . . . .     (0.02)     0.05       (0.10)       (0.00)

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


         Results of Operations

                 None

         Liquidity and Capital Resources

                 On February 2, 1998, Graham Packaging Company, a Delaware limited partnership formerly known as Graham Packaging Holdings I, L.P. (the "Operating Company") refinanced the majority of its existing credit facilities and entered into a new Credit Agreement (the "New Credit Agreement") with a consortium of banks. The New Credit Agreement was amended on August 13, 1998 to provide for an additional Term Loan Borrowing of an additional $175 million and on March 30, 2000 as described below (the "Amendments"). The New Credit Agreement and the Amendments consist of four term loans to Graham Packaging Company, L. P. (the "Operating Company") totaling $570 million and two revolving loan facilities to the Operating Company totaling $255 million. As part of the Amendments to the New Credit Agreement, if certain events of default were to occur, or if the Company's Net Leverage Ratio were above 5.15:1.0 at September 30, 2000, Blackstone has agreed to make an equity contribution to the Company through the administrative agent of up to $50 million. The Company's Net Leverage Ratio being above 5.15:1.0 at September 30, 2000 is not an event of default under the New Credit Agreement and Amendments. The March 30, 2000 Amendment also allows a pro forma adjustment to the Net Leverage Ratio to include the receipt of net cash proceeds from any registered public offering occurring after September 30, 2000 but before October 31, 2000 for purposes of determining whether Blackstone is required to make the above-mentioned equity contribution; changes the terms under which the Company can access $100 million of Growth Capital Revolving Loans from a dollar for dollar equity match to a capital call with various test dates based on certain leverage tests for quarters ending on or after June 30, 2001, which would provide for up to an additional $50 million equity contribution by Blackstone; allows the proceeds of the equity contribution (if required) to be applied to Revolving Credit Loans; and changes certain covenants, principally to increase the amount of permitted capital expenditures in 2000 and subsequent years. In addition, the New Credit Agreement and Amendments contain certain affirmative and negative covenants as to the operations and financial condition of the Operating Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

PART II  OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 Exhibit 27       Financial Data Schedule

         (b)     Reports on Form 8-K

                 No reports on Form 8-K were required to be filed during the quarter ended July 2, 2000.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 16, 2000


GPC CAPITAL CORP. II
(Registrant)

/s/ John E. Hamilton
-----------------------------------
John E. Hamilton
Vice President
(chief accounting officer and duly authorized officer)