Form 10-Q
period 2000-10-01
GPC CAPITAL CORP II
filed 2000-11-15
CIK 1061504

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549-1004

                                FORM 10-Q

(Mark One)

     [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended October 1, 2000
                                      OR

     [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

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

                           GPC CAPITAL CORP. II
                                   INDEX


                      PART I.  FINANCIAL INFORMATION


                                                                   Page Number
Item 1:  Condensed Financial Statements:

         CONDENSED BALANCE SHEETS -
           At October 1, 2000 and December 31, 1999...............      3

         CONDENSED STATEMENTS OF OPERATIONS - For the
           Three Months and Nine Months Ended October 1, 2000
           and September 26, 1999.................................      4

         CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY -
           For the Year Ended December 31, 1999 and Nine Months
           Ended October 1, 2000..................................      5

         CONDENSED STATEMENTS OF CASH FLOWS - For the Nine
           Months Ended October 1, 2000 and September 26, 1999....      6

         NOTES TO CONDENSED FINANCIAL STATEMENTS..................      7

Item 2:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................      9

Item 3:  Quantitative and Qualitative Disclosures About Market
           Risk...................................................     10

                    PART II.  OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K.........................     11

Signature:........................................................     12

PART I. FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements


                           GPC CAPITAL CORP. II
                         CONDENSED BALANCE SHEETS
                              (in thousands)
                               (Unaudited)


                                               October 1,         December 31,
                                                  2000                1999
                                               ----------         ------------



Total assets.................................     ---                 ---


Commitments and contingent liabilities.......     ---                 ---


Total liabilities............................     ---                 ---


Total shareholder's equity...................     ---                 ---







                         See accompanying notes.

                           GPC CAPITAL CORP. II
                    CONDENSED STATEMENTS OF OPERATIONS
                              (in thousands)
                               (Unaudited)


                           Three Months Ended           Nine Months Ended
                        -------------------------   -------------------------
                        October 1,  September 26,   October 1,  September 26,
                           2000          1999          2000          1999
                        ----------  -------------   ----------  -------------



Net sales............      ---          ---            ---          ---


Operating income.....      ---          ---            ---          ---


Interest expense,
net..................      ---          ---            ---          ---


Net income...........      ---          ---            ---          ---







                         See accompanying notes.

                           GPC CAPITAL CORP. II
              CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY
                              (in thousands)
                               (Unaudited)





Balance at January 1, 1999................             ---



Balance at December 31, 1999..............             ---



Balance at October 1, 2000................             ---







                         See accompanying notes.

                           GPC CAPITAL CORP. II
                    CONDENSED STATEMENTS OF CASH FLOWS
                              (in thousands)
                               (Unaudited)


                                           Nine Months Ended
                                      ---------------------------


                                      October 1,    September 26,
                                         2000           1999
                                      ----------    -------------



Operating activities..............       ---            ---


Investing activities..............       ---            ---


Financing activities..............       ---            ---







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

          GPC Capital Corp. II, a wholly owned subsidiary of Graham Packaging Holdings Company, a Pennsylvania limited partnership ("Holdings"), was incorporated in Delaware in January 1998. All entities and assets owned by Holdings are referred to collectively as Graham Packaging Group (the "Group"). The sole purpose of GPC Capital Corp. II is to act as co-obligor with Holdings of the Senior Discount Notes and as co-guarantor with Holdings under the New Credit Agreement and Amendments (as defined herein). GPC Capital Corp. II has only nominal assets, does not conduct any independent operations and during the nine months ended October 1, 2000, did not execute any transactions. GPC Capital Corp. II has authorized and issued 1,000 shares of common stock with a par value of $.01 per share.

          For additional information, see the related Quarterly Report on Form 10-Q of Holdings for the quarter ended October 1, 2000.


2.  Debt Arrangements

          On February 2, 1998, the Group refinanced the majority of its existing credit facilities in connection with the Recapitalization and entered into a new Credit Agreement (the "New Credit Agreement") with a consortium of banks. The New Credit Agreement was amended on August 13, 1998 to provide for an additional Term Loan Borrowing of an additional $175 million and on March 30, 2000 as described below (the "Amendments"). The New Credit
Agreement and the Amendments consist of four term loans to Graham Packaging Company, L. P. (the "Operating Company") totaling $570 million and two revolving loan facilities to the Operating Company totaling $255 million.
As part of the Amendments to the New Credit Agreement, if certain events of default were to occur, or if the Group's Net Leverage Ratio were above 5.15:1.0 at September 30, 2000, Blackstone agreed to make an equity contribution to the Group through the administrative agent of up to $50 million. An equity contribution of $50 million was made by the Group's owners to the Group on September 29, 2000, satisfying Blackstone's obligation under the Amendments. The Group's Net Leverage Ratio being above 5.15:1.0 at
September 30, 2000 was not an event of default under the New Credit
Agreement and Amendments. The March 30, 2000 Amendment also changes the terms under which the Group can access $100 million of Growth Capital
Revolving Loans from a dollar for dollar equity match to a capital call with various test dates based on certain leverage tests for quarters ending on or after June 30, 2001, which would provide for up to an additional $50 million equity contribution by Blackstone; allows the proceeds of the equity contribution (if required) to be applied to Revolving Credit Loans; and changes certain covenants, principally to increase the amount of permitted capital expenditures in 2000 and subsequent years. In addition, the New Credit Agreement and Amendments contain certain affirmative and negative covenants as to the operations and financial condition of the Group, as well as certain restrictions on the payment of dividends and other distributions to Holdings.

































                                                                     8
                                                               12:31 am

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


Results of Operations

          None


Liquidity and Capital Resources

          On February 2, 1998, the Company refinanced the majority of its existing credit facilities in connection with the Recapitalization and entered into a new Credit Agreement (the "New Credit Agreement") with a consortium of banks. The New Credit Agreement was amended on August 13, 1998 to provide for an additional Term Loan Borrowing of an additional
$175 million and on March 30, 2000 as described below (the "Amendments").
The New Credit Agreement and the Amendments consist of four term loans to Graham Packaging Company, L. P.(the "Operating Company") totaling $570 million and two revolving loan facilities to the Operating Company totaling $255 million. As part of the Amendments to the New Credit Agreement, if certain events of default were to occur, or if the Company's Net Leverage Ratio were above 5.15:1.0 at September 30, 2000, Blackstone agreed to make an equity contribution to the Company through the administrative agent of up to $50 million. An equity contribution of $50 million was made by the Company's owners to the Company on September 29, 2000, satisfying
Blackstone's obligation under the Amendments. The Company's Net Leverage Ratio being above 5.15:1.0 at September 30, 2000 was not an event of default under the New Credit Agreement and Amendments. The March 30, 2000
Amendment also changes the terms under which the Company can access
$100 million of Growth Capital Revolving Loans from a dollar for dollar equity match to a capital call with various test dates based on certain leverage tests for quarters ending on or after June 30, 2001, which would provide for up to an additional $50 million equity contribution by Blackstone; allows the proceeds of the equity contribution (if required) to be applied to Revolving Credit Loans; and changes certain covenants, principally to increase the amount of permitted capital expenditures in 2000 and subsequent years. In addition, the New Credit Agreement and Amendments contain certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

PART II        OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K

       (a)     Exhibits

               Exhibit 27         Financial Data Schedule


       (b)     Reports on Form 8-K

               No reports on Form 8-K were required to be filed during the quarter ended October 1, 2000.

                                SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   November 14, 2000


                                       GPC CAPITAL CORP. II
                                       (Registrant)




                                       By:  /s/ John E. Hamilton
                                           -------------------------------
                                            John E. Hamilton
                                            Vice President
                                            (chief accounting officer and
                                            duly authorized officer)