Form 10-K
period 2000-12-31
GPC CAPITAL CORP II
filed 2001-03-30
CIK 1061504

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K

(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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
     (State or other                (I.R.S. Employer Identification No.)
     jurisdiction of
     incorporation or
      organization)

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

There is no established public trading market for the registrant's common stock, par value $.01 per share. The aggregate market value of the voting securities held by non-affiliates of the registrant as of February 28, 2001 was $-0-. As of February 28, 2001, all of the outstanding common stock, par value $.01 per share, of the registrant was owned by
Graham Packaging Holdings Company, a Pennsylvania limited partnership.
See Item 12, "Security Ownership of Certain Beneficial Owners and
Management."
                             _______________

                   DOCUMENTS INCORPORATED BY REFERENCE

None.

                           GPC CAPITAL CORP. II

                                  INDEX


                                                                   Page
                                                                   Number

PART I ................................................................ 4
         Item 1.   Business ........................................... 4
         Item 2.   Properties ......................................... 6
         Item 3.   Legal Proceedings .................................. 6
         Item 4.   Submission of Matters to a Vote of Security
                   Holders ............................................ 6

PART II ............................................................... 7
         Item 5.   Market for Registrant's Common Equity and
                   Related Stockholder Matters ........................ 7
         Item 6.   Selected Financial Data ............................ 7
         Item 7.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations....... 8
         Item 7A.  Quantitative and Qualitative Disclosures About
                   Market Risk ........................................ 9
         Item 8.   Financial Statements and Supplementary Data......... 10
         Item 9.   Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure.............. 18

PART III .............................................................. 19
         Item 10.  Directors and Executive Officers of the
                   Registrant ......................................... 19
         Item 11.  Executive Compensation ............................. 20
         Item 12.  Security Ownership of Certain Beneficial
                   Owners and Management .............................. 20
         Item 13.  Certain Relationships and Related
                   Transactions ....................................... 20

PART IV ............................................................... 22
         Item 14.  Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K ................................ 22

                                  PART I

Item 1.  Business

         Unless the context otherwise requires, all references herein to the "Company," with respect to periods prior to the recapitalization described below (the "Recapitalization"), refer to the business historically conducted by Graham Packaging Holdings Company ("Holdings") (which served as the operating entity for the business prior to the Recapitalization) and one of its predecessors (Graham Container Corporation), together with Holdings' subsidiaries and certain affiliates, and, with respect to periods subsequent to the Recapitalization, refer to Holdings and its subsidiaries. Since the Recapitalization, Graham Packaging Company (the "Operating Company") has been a wholly owned subsidiary of Holdings. GPC Capital Corp. II is a wholly owned subsidiary of Holdings. All references to the "Recapitalization" herein shall mean the collective reference to the recapitalization of Holdings and related transactions as described under "The Recapitalization" below, including the initial borrowings under the Senior Credit Agreement (as defined below), the Senior Discount Offering (as defined below) and the related uses of proceeds. References to "Continuing Graham Entities" herein refer to Graham Packaging Corporation ("Graham GP Corp."), Graham Family Growth Partnership or affiliates thereof or other entities controlled by Donald C. Graham and his family, and references to "Graham Entities" refer to the Continuing Graham Entities, Graham Engineering Corporation ("Graham Engineering") and the other partners of Holdings (consisting of Donald C. Graham and certain entities controlled by Mr. Graham and his family). All references to "Management" herein shall mean the management of the Company at the time in question, unless the context indicates otherwise. In addition, unless otherwise indicated, all sources for all industry data and statistics contained herein are estimates contained in or derived from internal or industry sources believed by the Company to be reliable.

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

         GPC Capital Corp. II ("CapCo II") was incorporated in Delaware in January, 1998. CapCo II is a wholly owned subsidiary of Holdings, which was formed in 1989. CapCo II's sole purpose is to act as co-obligor with Holdings of the Senior Discount Notes (as defined below under "The Recapitalization"), and as co-guarantor with Holdings under the Senior Credit Agreement (as defined below under "The Recapitalization"). CapCo II has only nominal assets, does not conduct any operations and did not receive any of the proceeds of the offering of the Senior Discount Notes. Accordingly, investors in the Senior Discount Notes must look solely to the cash flow and assets of Holdings for payment of the Senior Discount Notes.

         The principal executive offices of CapCo II are located at 2401 Pleasant Valley Road, York, Pennsylvania 17402, Telephone (717) 849-8500.

The Recapitalization

         The recapitalization (the "Recapitalization") of Holdings was consummated on February 2, 1998 pursuant to an Agreement and Plan of Recapitalization, Redemption and Purchase, dated as of December 18, 1997 (the "Recapitalization Agreement"), by and among (i) Holdings, (ii) the Graham Entities, and (iii) BMP/Graham Holdings Corporation, a Delaware corporation ("Investor LP") formed by Blackstone Capital Partners III Merchant Banking Fund L.P., and BCP/Graham Holdings L.L.C., a Delaware limited liability company and a wholly owned subsidiary of Investor LP ("Investor GP").

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

         The Recapitalization also included the initial borrowing by the Operating Company of $403.5 million in connection with a senior credit facility (the "Senior Credit Agreement") by and among the Operating Company, Holdings and a syndicate of lenders.

         CapCo II is co-obligor with Holdings of the Senior Discount Notes and co-guarantor with Holdings under the Senior Credit Agreement.

Employees

         As of December 31, 2000, CapCo II had no employees.

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

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

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

         As indicated under Item 1, "Business -- The Recapitalization", upon the Closing of the Recapitalization on February 2, 1998, the Holdings Issuers consummated an offering pursuant to Rule 144A under the Securities Act of $169,000,000 aggregate principal amount at maturity of their Senior Discount Old Notes. Pursuant to the Purchase Agreement dated January 23, 1998 (the "Purchase Agreement"), the Initial Purchasers, DB Alex. Brown LLC (formerly BT Alex. Brown Incorporated), Bankers Trust International PLC, Lazard Freres & Co. LLC and Salomon Brothers Inc, purchased the Senior Discount Old Notes at a price of 57.173% of the principal amount, for a discount of 2.361% from the initial offering price of 59.534% or a total discount of $3,990,090. Pursuant to the Purchase Agreement, the Holdings Issuers also reimbursed the Initial Purchasers for certain expenses. Pursuant to the Senior Discount Exchange Offer, on September 8, 1998, the Holdings Issuers issued $169,000,000 aggregate principal amount at maturity of their Senior Discount Exchange Notes in exchange for an equal principal amount of Senior Discount Old Notes.

         No dividends were paid to the holder of CapCo II's common stock in 2000.

         Under the Senior Credit Agreement, the Operating Company is subject to restrictions on the payment of dividends and other distributions to Holdings, as described in Item 8, "Management's
Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

         The Operating Company's Senior Credit Agreement currently consists of four term loans to the Operating Company with initial term loan commitments totaling $570 million and two revolving loan facilities to the Operating Company totaling $255 million. Unused availability under the revolving credit facilities at December 31, 2000 is $128 million, $78 million of which is under the revolving credit facility and $50 million of which is under the growth capital revolving credit facility. The obligations of the Operating Company under the Senior Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments through January 31, 2007, and require payments of $20.0 million in 2001, $25.0 million in 2002, $27.5 million in 2003, $93.0 million in 2004 and $64.9 million in 2005. The Operating Company expects to fund scheduled dept repayments from cash from operations and unused lines of credit. The revolving loan facilities expire on January 31, 2004.

         The Senior Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Operating Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. Substantially all domestic tangible and intangible assets of the Operating Company are pledged as collateral pursuant to the terms of the Senior Credit Agreement.

         Under the Senior Credit Agreement, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to
Holdings:

         - in respect of overhead, tax liabilities, legal, accounting and other professional fees and expenses;
         - to fund purchases and redemptions of equity interests of Holdings or Investor LP held by then present or former officers or employees of Holdings, the Operating Company or their Subsidiaries (as defined) or by any employee stock ownership plan upon such person's death, disability, retirement or termination of employment or other circumstances with certain annual dollar limitations; and
         - to finance, starting on July 15, 2003, the payment of cash interest payments on the Senior Discount Notes.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.  Financial Statements and Supplementary Data


                      INDEX TO FINANCIAL STATEMENTS

                                                                   Page
                                                                   Number
Statement re omission of independent auditors' report  . . . . . .  8


Financial Statements . . . . . . . . . . . . . . . . . . . . . . .  9

        Balance Sheets at December 31, 2000 and 1999. . . . . . .   9

         Statements of Operations for the years ended
          December 31, 2000 and 1999. . . . . . . . . . . . . . .  10

         Statements of Shareholders' Equity for the years
          ended December 31, 2000 and 1999 . . . . . . . . . . .   11

         Statements of Cash Flows for the years ended
          December 31, 2000 and 1999. . . . . . . . . . . . . . .  12

         Notes to Financial Statements . . . . . . . . . . . . . . 13

Report of independent auditors omitted pursuant to Rule 3-11 of Regulation S-X.

                           GPC CAPITAL CORP. II
                              BALANCE SHEETS



                                                    December 31,
                                              2000               1999

   Total assets                               ---                ---

   Total liabilities                          ---                ---

   Total shareholders' equity                 ---                ---










                          See accompanying notes

                           GPC CAPITAL CORP. II
                         STATEMENTS OF OPERATIONS





                                            Year Ended December 31,
                                           2000               1999
   Net sales                               ---                ---

   Operating income                        ---                ---

   Interest expense, net                   ---                ---

   Net income                              ---                ---













                          See accompanying notes

                           GPC CAPITAL CORP. II
                    STATEMENTS OF SHAREHOLDERS' EQUITY






   Balance at February 2, 1998                    ---

   Balance at December 31, 1998                   ---

   Balance at December 31, 1999                   ---

   Balance at December 31, 2000                   ---











                          See accompanying notes

                           GPC CAPITAL CORP. II
                         STATEMENTS OF CASH FLOWS




                                       Year Ended December 31,
                                         2000           1999

   Operating activities                  ---            ---

   Investing activities                  ---            ---

   Financing activities                  ---            ---











                          See accompanying notes

                           GPC CAPITAL CORP. II
                      NOTES TO FINANCIAL STATEMENTS
                            December 31, 2000

1.       Basis of Presentation

         GPC Capital Corp. II, is a wholly owned subsidiary of Graham Packaging Holdings Company, a Pennsylvania limited partnership formerly known as Graham Packaging Company ("Holdings"). The sole purpose of GPC Capital Corp. II is to act as co-obligor with Holdings of the Senior Discount Notes and as co-guarantor with Holdings under the Senior Credit Agreement and Amendments (as defined herein). GPC Capital Corp. II has only nominal assets and does not conduct any independent operations.

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

         On February 2, 1998, Graham Packaging Company, a Delaware limited partnership formerly known as Graham Packaging Holdings I, L.P. (the "Operating Company") refinanced the majority of its existing credit facilities in connection with the Recapitalization and entered into a senior Credit Agreement (the "Senior Credit Agreement") with a consortium of banks. The Senior Credit Agreement was amended on August 13, 1998 to provide for an additional Term Loan Borrowing of an additional $175 million and on March 30, 2000 as described below (the "Amendments"). The Senior Credit Agreement and the Amendments consist of four term loans to the Operating Company with initial term loan commitments totaling $570 million and two revolving loan facilities to the Operating Company totaling $255 million. The obligations of the Operating Company under the Senior Credit Agreement and Amendments are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments through January 31, 2007, and require payments of $20.0 million in 2001, $25.0 million in 2002, $27.5 million in 2003,
$93.0 million in 2004, $64.9 million in 2005, $242.7 million in 2006 and $74.0 million in 2007. The revolving loan facilities expire on January 31, 2004. Interest is payable at (a) the "Alternate Base Rate" (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 0% to 2.25%; or (b) the "Eurocurrency Rate" (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 0.625% to 3.25%. A commitment fee ranging from 0.20% to 0.50% is due on the unused portion of the revolving loan commitment. As part of the Amendments to the Senior Credit Agreement, if certain events of default were to occur, or if the Company's Net Leverage Ratio were above 5.15:1.0 at September 30, 2000,

Blackstone agreed to make an equity contribution to the Company through the administrative agent of up to $50 million. An equity contribution of $50 million was made by the Company's owners to the Company on September
29, 2000, satisfying Blackstone's obligation under the Amendments. The Company's Net Leverage Ratio being above 5.15:1.0 at September 30, 2000 was not an event of default under the Senior Credit Agreement and Amendments. The March 30, 2000 Amendment also changes the terms under which the Company can access $100 million of Growth Capital Revolving
Loans from a dollar for dollar equity match to a capital call with various test dates based on certain leverage tests for quarters ending on or after June 30, 2001. The March 30, 2000 Amendment provides for up to an additional $50 million equity contribution by Blackstone; allows the proceeds of the equity contribution (if required) to be applied to Revolving Credit Loans; and changes certain covenants, principally to increase the amount of permitted capital expenditures in 2000 and subsequent years. Pursuant to the terms of the Capital Call Agreement, an additional equity contribution of $50 million was made by the Company's owners to the Company on March 29, 2001, satisfying Blackstone's final obligation under the Capital Call Agreement dated as of August 13, 1999, as amended on March 29, 2000.
This equity contribution was made in advance and in satisfaction of any capital call tests for quarters ending on or after June 30, 2001. The
Company used the proceeds of the Capital Calls to reduce its outstanding Revolving Credit Loans. In addition, the Senior Credit Agreement and Amendments contain certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. On December 31, 2000 the Company was in compliance with all covenants.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                 PART III

Item 10.   Directors and Executive Officers of the Registrant

         The directors and executive officers of CapCo II are as follows:

   Name                  Age                      Position

   Philip R. Yates       53    President, Treasurer and Assistant Secretary
                               and a Director
   John E. Hamilton      42    Vice President, Secretary and Assistant
                               Treasurer and a Director
   Chinh E. Chu          34    Vice President and a Director
   David A. Stonehill    32    Vice President and a Director



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

         Chinh E. Chu has been a Senior Managing Director of The Blackstone Group L.P. since January 1, 2000. Prior to January 1, 2000, Mr. Chu served as Managing Director of The Blackstone Group L.P., which he joined in 1990. Since the Recapitalization, Mr. Chu has served as Vice President, Secretary and Assistant Treasurer of Investor LP and Investor GP, as a Vice President of CapCo I and CapCo II and as a member of the Boards of Directors of Investor LP, CapCo I and CapCo II. Prior to joining Blackstone, Mr. Chu was a member of the Mergers and Acquisitions Group of Salomon Brothers Inc from 1988 to 1990. He currently serves on the Boards of Directors of Prime Succession Inc., Roses, Inc. and Haynes International, Inc.

         David A. Stonehill has been a Principal of The Blackstone Group L.P. since May 2000. Mr. Stonehill was a Senior Vice President at Chartwell Investments Inc where he worked from September 1996 to May 2000. Mr. Stonehill has served as Vice President, Assistant Secretary and Assistant Treasurer of Investor LP and Investor GP, as a Vice President of CapCo I and CapCo II and as a member of the Boards of Directors of Investor LP, CapCo I and CapCo II since July 2000.

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

Item 13.   Certain Relationships and Related Transactions

         An affiliate of DB Alex. Brown LLC and Bankers Trust International PLC, two of the Initial Purchasers of the Old Notes, acquired approximately a 4.8% equity interest in Investor LP. Deutsche Bank AG (formerly Bankers Trust Company), an affiliate of DB Alex. Brown LLC and Bankers Trust International PLC, acted as administrative agent and provided a portion of the financing under the Senior Credit Agreement entered into in connection with the Recapitalization, for which it received customary commitment and other fees and compensation.

         The Operating Company's Senior Credit Agreement currently consists of four term loans to the Operating Company with initial term loan commitments totaling $570 million and two revolving loan facilities to the Operating Company totaling $255 million. Unused availability under the revolving credit facilities at December 31, 2000 is $128 million, $78 million of which is under the revolving credit facility and $50 million of which is under the growth capital revolving credit facility. The obligations of the Operating Company under the Senior Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments through January 31, 2007, and require payments of $20.0 million in 2001, $25.0 million in 2002, $27.5 million in 2003, $93.0 million in 2004 and $64.9 million in 2005. The Operating Company expects to fund scheduled dept repayments from cash from operations and unused lines of credit. The revolving loan facilities expire on January 31, 2004.

         The Senior Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Operating Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. Substantially all domestic tangible and intangible assets of the Operating Company are pledged as collateral pursuant to the terms of the Senior Credit Agreement.

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


         (b) The following exhibits are filed herewith or incorporated herein by reference:


Exhibit
Number       Description of Exhibit

   2.1  --   Agreement and Plan of Recapitalization, Redemption and Purchase
             dated as of December 18, 1997, as amended as of January 29, 1998, by and among Graham Packaging Holdings Company, BCP/Graham
             Holdings L.L.C., BMP/Graham Holdings Corporation and the other parties named therein (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (File No.
             333-53603-01)).

   2.2  --   Purchase Agreement dated January 23, 1998 among Graham Packaging
             Holdings Company, Graham Packaging Company, GPC Capital Corp. I,
             GPC Capital Corp. II, BT Alex. Brown Incorporated, Bankers Trust
             International PLC, Lazard Freres & Co. L.L.C. and Salomon
             Brothers Inc (incorporated herein by reference to Exhibit 2.2 to the Registration Statement on Form S-4 (File No. 333-53603-01)).

   3.1  --   Certificate of Incorporation of GPC Capital Corp. II
             (incorporated herein by reference to Exhibit 3.7 to the Registration Statement on Form S-4 (File No. 333-53603-01)).

   3.2  --   By-Laws of GPC Capital Corp. II (incorporated herein by reference to Exhibit 3.8 to the Registration Statement on Form S-4 (File
             No. 333-53603-01)).

   4.1  --   Indenture dated as of February 2, 1998 among Graham Packaging
             Holdings Company and GPC Capital Corp. II and The Bank of New
             York, as Trustee, relating to the Senior Discount Notes Due 2009 of Graham Packaging Holdings Company and GPC Capital Corp. II
             (incorporated herein by reference to Exhibit 4.7 to the Registration Statement on Form S-4 (File No. 333-53603-01)).

   4.2  --   Form of 10 3/4% Senior Discount Note Due 2009, Series A (included in Exhibit 4.1) (incorporated herein by reference to Exhibit 4.8 to the Registration Statement on Form S-4 (File No. 333-53603-
             01)).

   4.3  --   Form of 10 3/4% Senior Discount Note Due 2009, Series B (included in Exhibit 4.1) (incorporated herein by reference to Exhibit 4.9 to the Registration Statement on Form S-4 (File No. 333-53603-
             01)).

   4.4  --   Registration Rights Agreement dated as of February 2, 1998 among
             Graham Packaging Holdings Company, GPC Capital Corp. II, BT Alex.
             Brown Incorporated, Bankers Trust International PLC, Lazard
             Freres & Co. L.L.C. and Salomon Brothers Inc. relating to the
             Senior Discount Notes Due 2009 of Graham Packaging Holdings
             Company and GPC Capital Corp. II (incorporated herein by reference to Exhibit 4.10 to the Registration Statement on Form
             S-4 (File No. 333-53603-01)).

  10.1  --   Credit Agreement dated as of February 2, 1998 among Graham
             Packaging Holdings Company, Graham Packaging Company, GPC Capital
             Corp. I, the lending institutions identified in the Credit
             Agreement and the agents identified in the Credit Agreement
             (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-53603-01)).

  10.2  --   First Amendment to Credit Agreement dated as of August 13, 1998
             (incorporated herein by reference to Exhibit 10.2 to the Annual
             Report on Form 10-K for the fiscal year ended December 31, 1998
             (File No. 333-53603-01)).

  10.3  --   Second Amendment to Credit Agreement dated as of March 29, 2000
             (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended April 2, 2000
             (File No. 333-53603-01)).

    24  --   Power of Attorney -- Page 27 of Form 10-K.

  99.1  --   Form of Senior Discount Letter of Transmittal (incorporated herein by reference to Exhibit 99.5 to the Registration Statement on Form S-4 (File No. 333-53603-01)).

  99.2  --   Form of Senior Discount Notice of Guaranteed Delivery
             (incorporated herein by reference to Exhibit 99.6 to the Registration Statement on Form S-4 (File No. 333-53603-01)).


         (c)  Reports on Form 8-K

         No Reports on Form 8-K were required to be filed during the quarter ended December 31, 2000.

                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   March 30, 2001


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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 23rd day of March, 2001 by the following persons on behalf of the registrant and in the capacities indicated, with respect to GPC Capital Corp. II:


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

     /s/ Chinh E. Chu            Director
         Chinh E. Chu

    /s/ David A. Stonehill         Director
      David A. Stonehill

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