Form 10-Q
period 2001-04-01
GPC CAPITAL CORP II
filed 2001-05-15
CIK 1061504

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                                   FORM 10-Q

(Mark One)

           [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2001

                                      OR

           [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________________ to
_______________________
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

          CONDENSED BALANCE SHEETS -
            At April 1, 2001 and December 31, 2000..........................3

          CONDENSED STATEMENTS OF OPERATIONS - For the Three Months
            Ended April 1, 2001 and April 2, 2000...........................4

          CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY - For the Year
            Ended December 31, 2000 and Three Months Ended April 1, 2001....5

          CONDENSED STATEMENTS OF CASH FLOWS - For the Three Months
            Ended April 1, 2001 and April 2, 2000...........................6

          NOTES TO CONDENSED FINANCIAL STATEMENTS...........................7

Item  2:  Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................8

Item  3:  Quantitative and Qualitative Disclosures About Market Risk........9

                          PART II. OTHER INFORMATION

Item  6:       Exhibits and Reports on Form 8-K............................10

Signature:.................................................................11

PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements


                             GPC CAPITAL CORP. II
                           CONDENSED BALANCE SHEETS
                                (in thousands)
                                  (Unaudited)


                                                   April 1,      December 31,
                                                     2001            2000
                                              --------------- ----------------


Total assets......................................  ---              ---

Commitments and contingent liabilities............  ---              ---

Total liabilities.................................  ---              ---

Total shareholder's equity........................  ---              ---


                            See accompanying notes.

                             GPC CAPITAL CORP. II
                      CONDENSED STATEMENTS OF OPERATIONS
                                (in thousands)
                                  (Unaudited)


                                               Three Months Ended
                                        ------------------------------
                                          April 1,         April 2,
                                            2001             2000
                                        --------------- --------------

Net sales.............................       ---             ---

Operating income......................       ---             ---

Interest expense, net.................       ---             ---

Net income............................       ---             ---


                            See accompanying notes.



                             GPC CAPITAL CORP. II
                 CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY
                                (in thousands)
                                  (Unaudited)


Balance at January 1, 2000.................................. ---

Balance at December 31, 2000................................ ---

Balance at April 1, 2001.................................... ---



                            See accompanying notes.



                             GPC CAPITAL CORP. II
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)


                                                    Three Months Ended
                                                ----------------------------
                                                 April 1,        April 2,
                                                   2001            2000
                                                -------------- -------------

Operating activities.........................        ---             ---

Investing activities.........................        ---             ---

Financing activities.........................        ---             ---


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

         GPC Capital Corp. II, a wholly owned subsidiary of Graham Packaging Holdings Company, a Pennsylvania limited partnership ("Holdings"), was incorporated in Delaware in January 1998. All entities and assets owned by Holdings are referred to collectively as the "Company". The sole purpose of GPC Capital Corp. II is to act as co-obligor with Holdings of the Senior Discount Notes and as co-guarantor with Holdings under the Senior Credit Agreement and Amendments (as defined herein). GPC Capital Corp. II has only nominal assets, does not conduct any independent operations and during the three months ended April 1, 2001, did not execute any transactions. GPC Capital Corp. II has authorized and issued 1,000 shares of common stock with a par value of $.01 per share.

         For additional information, see the related Quarterly Report on Form 10-Q of Holdings for the quarter ended April 1, 2001.


2.    Debt Arrangements

         On February 2, 1998, Graham Packaging Company, L.P., a Delaware limited partnership formerly known as Graham Packaging Holdings I, L.P. (the "Operating Company") refinanced the majority of its existing credit facilities in connection with the 1998 recapitalization and entered into a senior Credit Agreement (the "Senior Credit Agreement") with a consortium of banks. The Senior Credit Agreement was amended on August 13, 1998 to provide for an additional Term Loan Borrowing of an additional $175 million and on March 30, 2000 as described below (the "Amendments"). The Senior Credit Agreement and the Amendments consist of four term loans to the Operating Company with initial term loan commitments totaling $570 million and two revolving loan facilities to the Operating Company totaling $255 million. As part of the Amendments to the Senior Credit Agreement, if certain events of default were to occur, or if the Company's Net Leverage Ratio were above 5.15:1.0 at September 30, 2000, Blackstone agreed to make an equity contribution to the Company through the administrative agent of up to $50 million. An equity contribution of $50 million was made by the Company's owners to the Company on September 29, 2000, satisfying Blackstone's first obligation under the Amendments. The Company's Net Leverage Ratio being above 5.15:1.0 at September 30, 2000 was not an event of default under the Senior Credit Agreement and Amendments. The March 30, 2000 Amendment also changed the terms under which the Company can access $100 million of Growth Capital Revolving Loans from a dollar for dollar equity match to a capital call with various test dates based on certain leverage tests for quarters ending on or after June 30, 2001. The March 30, 2000 Amendment provided for up to an additional $50 million equity contribution by Blackstone; allowed the proceeds of the equity contribution to be applied to Revolving Credit Loans; and changed certain covenants, principally to increase the amount of permitted capital expenditures in 2000 and subsequent years. Pursuant to the terms of the Capital Call Agreement, an additional equity contribution of $50 million was made by the Company's owners to the Company on March 29, 2001, satisfying Blackstone's final obligation under the Capital Call Agreement dated as of August 13, 1998, as amended on March 29, 2000. This equity contribution was made in advance and in satisfaction of any capital call tests for quarters ending on or after June 30, 2001. The Company used the proceeds of the Capital Calls to reduce its outstanding Revolving Credit Loans. In addition, the Senior Credit Agreement and Amendments contain certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings.

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

         All entities and assets owned by Holdings are referred to collectively as the "Company".


Results of Operations

         None


Liquidity and Capital Resources

         On February 2, 1998, Graham Packaging Company, L.P., a Delaware limited partnership formerly known as Graham Packaging Holdings I, L.P. (the "Operating Company") refinanced the majority of its existing credit facilities in connection with the 1998 recapitalization and entered into a senior Credit Agreement (the "Senior Credit Agreement") with a consortium of banks. The Senior Credit Agreement was amended on August 13, 1998 to provide for an additional Term Loan Borrowing of an additional $175 million and on March 30, 2000 as described below (the "Amendments"). The Senior Credit Agreement and the Amendments consist of four term loans to the Operating Company with initial term loan commitments totaling $570 million and two revolving loan facilities to the Operating Company totaling $255 million. As part of the Amendments to the Senior Credit Agreement, if certain events of default were to occur, or if the Company's Net Leverage Ratio were above 5.15:1.0 at September 30, 2000, Blackstone agreed to make an equity contribution to the Company through the administrative agent of up to $50 million. An equity contribution of $50 million was made by the Company's owners to the Company on September 29, 2000, satisfying Blackstone's first obligation under the Amendments. The Company's Net Leverage Ratio being above 5.15:1.0 at September 30, 2000 was not an event of default under the Senior Credit Agreement and Amendments. The March 30, 2000 Amendment also changed the terms under which the Company can access $100 million of Growth Capital Revolving Loans from a dollar for dollar equity match to a capital call with various test dates based on certain leverage tests for quarters ending on or after June 30, 2001. The March 30, 2000 Amendment provided for up to an additional $50 million equity contribution by Blackstone; allowed the proceeds of the equity contribution to be applied to Revolving Credit Loans; and changed certain covenants, principally to increase the amount of permitted capital expenditures in 2000 and subsequent years. Pursuant to the terms of the Capital Call Agreement, an additional equity contribution of $50 million was made by the Company's owners to the Company on March 29, 2001, satisfying Blackstone's final obligation under the Capital Call Agreement dated as of August 13, 1998, as amended on March 29, 2000. This equity contribution was made in advance and in satisfaction of any capital call tests for quarters ending on or after June 30, 2001. The Company used the proceeds of the Capital Calls to reduce its outstanding Revolving Credit Loans. In addition, the Senior Credit Agreement and Amendments contain certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

PART II        OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K

     (a)       Exhibits

               None


     (b)       Reports on Form 8-K

               No reports on Form 8-K were required to be filed during the quarter ended April 1, 2001.

                                   SIGNATURE



                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Dated:            May 15, 2001


                                           GPC CAPITAL CORP. II
                                           (Registrant)



                                        By: /s/ John E. Hamilton
                                            ------------------------------
                                            John E. Hamilton
                                            Vice President
                                            (chief accounting officer
                                              and duly authorized officer)