Form 10-Q
period 2001-07-01
GPC CAPITAL CORP II
filed 2001-08-15
CIK 1061504

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                                   FORM 10-Q

(Mark One)

   [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 1, 2001

                               OR

   [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ___________________ to _______________________
 Commission file number: 333-53603-01

                             GPC CAPITAL CORP. II
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                             23-2952404
-------------------------------      -----------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

                           2401 Pleasant Valley Road
                              York, Pennsylvania
                   (Address of principal executive offices)
                                     17402
                                  (zip code)
                                (717) 849-8500
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

         CONDENSED BALANCE SHEETS -
            At July 1, 2001 and December 31, 2000.........................3

         CONDENSED STATEMENTS OF OPERATIONS - For the Three Months
            and Six Months Ended July 1, 2001 and July 2, 2000............4

         CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY - For the Year
            Ended December 31, 2000 and Six Months Ended July 1, 2001.....5

         CONDENSED STATEMENTS OF CASH FLOWS - For the Six Months
            Ended July 1, 2001 and July 2, 2000...........................6

         NOTES TO CONDENSED FINANCIAL STATEMENTS..........................7

Item 2:  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................8

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.......9

                          PART II. OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K................................10

Signature:...............................................................11

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements


                             GPC CAPITAL CORP. II
                           CONDENSED BALANCE SHEETS
                                (in thousands)
                                  (Unaudited)


                                            July 1,       December 31,
                                              2001            2000
                                            -------       -----------

Total assets.............................     ---              ---

Commitments and contingent liabilities...     ---              ---

Total liabilities........................     ---              ---

Total shareholder's equity...............     ---              ---



              See accompanying notes to the financial statements.

                             GPC CAPITAL CORP. II
                      CONDENSED STATEMENTS OF OPERATIONS
                                (in thousands)
                                  (Unaudited)



                                                      Three Months Ended                        Six Months Ended
                                    ---------------------------------------- ----------------------------------------
                                        July 1, 2001       July 2, 2000          July 1, 2001       July 2, 2000
                                    ---------------------------------------- ----------------------------------------
Net Sales..........................        ---                 ---                  ---                 ---

Operating Income...................        ---                 ---                  ---                 ---

Interest Expense, Net..............        ---                 ---                  ---                 ---

Net Income.........................        ---                 ---                  ---                 ---




              See accompanying notes to the financial statements.

                             GPC CAPITAL CORP. II
                 CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY
                                (in thousands)
                                  (Unaudited)




Balance at January 1, 2000.................................  ---

Balance at December 31, 2000...............................  ---

Balance at July 1, 2001....................................  ---




              See accompanying notes to the financial statements.

                             GPC CAPITAL CORP. II
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)


                                                   Six Months Ended
                                          -------------------------------
                                             July 1,         July 2,
                                              2001            2000
                                          -------------- ----------------

Operating activities......................     ---             ---

Investing activities......................     ---             ---

Financing activities......................     ---             ---




              See accompanying notes to the financial statements.

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

         GPC Capital Corp. II, a wholly owned subsidiary of Graham Packaging Holdings Company, a Pennsylvania limited partnership ("Holdings"), was incorporated in Delaware in January 1998. All entities and assets owned by Holdings are referred to collectively as the "Company". The sole purpose of GPC Capital Corp. II is to act as co-obligor with Holdings of the Senior Discount Notes and as co-guarantor with Holdings under the Senior Credit Agreement and Amendments (as defined herein). GPC Capital Corp. II has only nominal assets, does not conduct any independent operations and during the six months ended July 1, 2001, did not execute any transactions. GPC Capital Corp. II has authorized and issued 1,000 shares of common stock with a par value of $.01 per share.

         For additional information, see the related Quarterly Report on Form 10-Q of Holdings for the quarter ended July 1, 2001.


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

PART II    OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               No reports on Form 8-K were required to be filed during the quarter ended July 1, 2001.

                                   SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Dated:            August 14, 2001


                             GPC CAPITAL CORP. II
                             (Registrant)



                          By: /s/ John E. Hamilton
                              -----------------------------------
                              John E. Hamilton
                              Vice President
                              (chief accounting officer and duly
                              authorized officer)