Form 10-Q
period 2001-09-30
GPC CAPITAL CORP II
filed 2001-11-14
CIK 1061504

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                                   FORM 10-Q

(Mark One)
         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 2001

                                      OR

         [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________________ to
_______________________

Commission file number: 333-53603-01

                             GPC CAPITAL CORP. II
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                    23-2952404
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                           2401 Pleasant Valley Road
                              York, Pennsylvania
                   ----------------------------------------
                   (Address of principal executive offices)

                                     17402
                                  ----------
                                  (zip code)

                                (717) 849-8500
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

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

                             GPC CAPITAL CORP. II
                                     INDEX


                         PART I. FINANCIAL INFORMATION


                                                                    Page Number
Item 1:  Condensed Financial Statements:

         CONDENSED BALANCE SHEETS -
                  At September 30, 2001 and December 31, 2000........     3

         CONDENSED STATEMENTS OF OPERATIONS - For the Three Months
                  and Nine Months Ended September 30, 2001 and
                  October 1, 2000....................................     4

         CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY - For the Year
                  Ended December 31, 2000 and Nine Months Ended
                  September 30, 2001 ................................     5

         CONDENSED STATEMENTS OF CASH FLOWS - For the Nine Months
                  Ended September 30, 2001 and October 1, 2000.......     6

         NOTES TO CONDENSED FINANCIAL STATEMENTS.....................     7

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     8

Item 3:  Quantitative and Qualitative Disclosures About Market Risk..     9

                          PART II. OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K............................    10

Signature:...........................................................    11

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements


                             GPC CAPITAL CORP. II
                           CONDENSED BALANCE SHEETS
                                (in thousands)
                                  (Unaudited)


                                            September 30,      December 31,
                                                2001              2000
                                          ----------------  -----------------

Total assets..............................       ---              ---
Commitments and contingent liabilities....       ---              ---
Total liabilities.........................       ---              ---
Total shareholder's equity................       ---              ---


             See accompanying notes to the financial statements.

                             GPC CAPITAL CORP. II
                      CONDENSED STATEMENTS OF OPERATIONS
                                (in thousands)
                                  (Unaudited)



                                  Three Months Ended                        Nine Months Ended
                        ---------------------------------------- ----------------------------------------
                           September 30,        October 1,          September 30,        October 1,
                                2001                2000                 2001                2000
                        -------------------  ------------------- ------------------  --------------------
Net Sales...............       ---                 ---                  ---                 ---

Operating Income........       ---                 ---                  ---                 ---

Interest Expense, Net...       ---                 ---                  ---                 ---

Net Income..............       ---                 ---                  ---                 ---


             See accompanying notes to the financial statements.

                             GPC CAPITAL CORP. II
                 CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY
                                (in thousands)
                                  (Unaudited)



Balance at January 1, 2000.................. ---

Balance at December 31, 2000................ ---

Balance at September 30, 2001............... ---


             See accompanying notes to the financial statements.

                             GPC CAPITAL CORP. II
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)


                                               Nine Months Ended
                                       ----------------------------------
                                        September 30,      October 1,
                                            2001              2000
                                       ---------------- -----------------

Operating activities...................      ---              ---

Investing activities...................      ---              ---

Financing activities...................      ---              ---



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

         GPC Capital Corp. II, a wholly owned subsidiary of Graham Packaging Holdings Company, a Pennsylvania limited partnership ("Holdings"), was incorporated in Delaware in January 1998. All entities and assets owned by Holdings are referred to collectively as the "Company". The sole purpose of GPC Capital Corp. II is to act as co-obligor with Holdings of the Senior Discount Notes and as co-guarantor with Holdings under the Senior Credit Agreement and Amendments (as defined herein). GPC Capital Corp. II has only nominal assets, does not conduct any independent operations and during the nine months ended September 30, 2001, did not execute any transactions. GPC Capital Corp. II has authorized and issued 1,000 shares of common stock with a par value of $.01 per share.

         For additional information, see the related Quarterly Report on Form 10-Q of Holdings for the quarter ended September 30, 2001.


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

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              None


         (b)  Reports on Form 8-K

          No reports on Form 8-K were required to be filed during the quarter ended September 30, 2001.

                                   SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    November 13, 2001


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