Form 10-K
period 2001-12-31
GPC CAPITAL CORP II
filed 2002-03-28
CIK 1061504

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

                           2401 Pleasant Valley Road
                              York, Pennsylvania
            ------------------------------------------------------
                   (Address of principal executive offices)

                                     17402
            ------------------------------------------------------
                                  (zip code)

                                (717) 849-8500
            ------------------------------------------------------
             (Registrant's telephone number, including area code)

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

There is no established public trading market for the registrant's common stock, par value $.01 per share. The aggregate market value of the voting securities held by non-affiliates of the registrant as of February 28, 2002 was $-0-. As of February 28, 2002, all of the outstanding common stock, par value $.01 per share, of the registrant was owned by Graham Packaging Holdings Company, a Pennsylvania limited partnership. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."

                                ---------------

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

                             GPC CAPITAL CORP. II

                                     INDEX

                                                                         Page
                                                                        Number

PART I.......................................................................3

      Item 1.  Business......................................................3

      Item 2.  Properties....................................................4

      Item 3.  Legal Proceedings.............................................4

      Item 4.  Submission of Matters to a Vote of Security Holders...........4

PART II......................................................................5

      Item 5.  Market for Registrant's Common Equity and Related
               Stockholder Matters...........................................5

      Item 6.  Selected Financial Data.......................................5

      Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................5

      Item 7A. Quantitative and Qualitative Disclosures About
               Market Risk...................................................6

      Item 8.  Financial Statements and Supplementary Data...................7

      Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure..........................15

PART III....................................................................16

      Item 10. Directors and Executive Officers of the Registrant...........16

      Item 11. Executive Compensation.......................................17

      Item 12. Security Ownership of Certain Beneficial Owners and
               Management...................................................17

      Item 13. Certain Relationships and Related Transactions...............17

PART IV.....................................................................18

      Item 14. Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K..................................................18

                                    PART I

Item 1.  Business

         Unless the context otherwise requires, all references herein to the "Company," with respect to periods prior to the recapitalization described below (the "Recapitalization"), refer to the business historically conducted by Graham Packaging Holdings Company ("Holdings") (which served as the operating entity for the business prior to the Recapitalization) and one of its predecessors (Graham Container Corporation), together with Holdings' subsidiaries and certain affiliates, and, with respect to periods subsequent to the Recapitalization, refer to Holdings and its subsidiaries. Since the Recapitalization, Graham Packaging Company, L.P. (the "Operating Company") has been a wholly owned subsidiary of Holdings. GPC Capital Corp. II is a wholly owned subsidiary of Holdings. All references to the "Recapitalization" herein shall mean the collective reference to the recapitalization of Holdings and related transactions as described under "The Recapitalization" below, including the initial borrowings under the Senior Credit Agreement (as defined below), the Senior Discount Offering (as defined below) and the related uses of proceeds. References to "Continuing Graham Entities" herein refer to Graham Packaging Corporation ("Graham GP Corp."), Graham Family Growth Partnership or affiliates thereof or other entities controlled by Donald C. Graham and his family, and references to "Graham Entities" refer to the Continuing Graham Entities, Graham Engineering Corporation ("Graham Engineering") and Donald C. Graham and/or certain entities controlled by Mr. Graham and his family. All references to "Management" herein shall mean the management of the Company at the time in question, unless the context indicates otherwise. In addition, unless otherwise indicated, all sources for all industry data and statistics contained herein are estimates contained in or derived from internal or industry sources believed by the Company to be reliable.

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

Employees

         As of December 31, 2001, CapCo II had no employees.

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

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 2001.

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

         As indicated under Item 1, "Business -- The Recapitalization", upon the Closing of the Recapitalization on February 2, 1998, the Holdings Issuers consummated an offering pursuant to Rule 144A under the Securities Act of $169,000,000 aggregate principal amount at maturity of their Senior Discount Old Notes. Pursuant to the Purchase Agreement dated January 23, 1998 (the "Purchase Agreement"), the Initial Purchasers, DB Alex. Brown LLC (formerly BT Alex. Brown Incorporated) and an affiliate, Lazard Freres & Co. LLC and Salomon Brothers Inc, purchased the Senior Discount Old Notes at a price of 57.173% of the principal amount, for a discount of 2.361% from the initial offering price of 59.534% or a total discount of $3,990,090. Pursuant to the Purchase Agreement, the Holdings Issuers also reimbursed the Initial Purchasers for certain expenses. Pursuant to the Senior Discount Exchange Offer, on September 8, 1998, the Holdings Issuers issued $169,000,000 aggregate principal amount at maturity of their Senior Discount Exchange Notes in exchange for an equal principal amount of Senior Discount Old Notes.

         No dividends were paid to the holder of CapCo II's common stock in 2001.

         Under the Senior Credit Agreement, the Operating Company is subject to restrictions on the payment of dividends and other distributions to Holdings, as described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

         The Operating Company's Senior Credit Agreement currently consists of four term loans to the Operating Company with initial term loan commitments totaling $570 million and two revolving loan facilities to the Operating Company totaling $255 million. Unused availability of the revolving credit facilities under the Senior Credit Agreement at December 31, 2001 is $129.5 million, $119.5 million of which is under the revolving credit facility and $10 million of which is under the growth capital revolving credit facility. The obligations of the Operating Company under the Senior

Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments through January 31, 2007, and require payments of $25.0 million in 2002, $27.5 million in 2003, $93.0 million in 2004, $64.9 million in 2005 and $242.7 million in 2006.
The Operating Company expects to fund scheduled dept repayments from cash from operations and unused lines of credit. The revolving loan facilities expire on January 31, 2004.

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

         Under the Senior Credit Agreement, the Operating Company is subject to restrictions on the payment of dividends or other distributions to Holdings; provided that, subject to certain limitations, the Operating Company may pay dividends or other distributions to Holdings:

          o in respect of overhead, tax liabilities, legal, accounting and other professional fees and expenses;
          o to fund purchases and redemptions of equity interests of Holdings or Investor LP held by then present or former officers or employees of Holdings, the Operating Company or their Subsidiaries (as defined) or by any employee stock ownership plan upon such person's death, disability, retirement or termination of employment or other circumstances with certain annual dollar limitations; and
          o to finance, starting on July 15, 2003, the payment of cash interest payments on the Senior Discount Notes.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.  Financial Statements and Supplementary Data


                         INDEX TO FINANCIAL STATEMENTS

                                                                         Page
                                                                         Number

Statement re omission of independent auditors' report........................8

Financial Statements.........................................................9

     Balance Sheets at December 31, 2001 and 2000............................9

     Statements of Operations for the years ended December 31, 2001,
     2000 and 1999..........................................................10

     Statements of Shareholders' Equity for the years ended December 31,
     2001, 2000 and 1999....................................................11

     Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999...............................................................12

     Notes to Financial Statements..........................................13

Report of independent auditors omitted pursuant to Rule 3-11 of Regulation
S-X.

                             GPC CAPITAL CORP. II
                                BALANCE SHEETS



                                                     December 31,
                                               2001               2000
                                               ----               ----

Total assets                                   ---                ---

Total liabilities                              ---                ---

Total shareholders' equity                     ---                ---



                            See accompanying notes

                             GPC CAPITAL CORP. II
                           STATEMENTS OF OPERATIONS


                                           Year Ended December 31,
                                           -----------------------
                                 2001                2000               1999
                                 ----                ----               ----

Net sales                        ---                 ---                ---

Operating income                 ---                 ---                ---

Interest expense, net            ---                 ---                ---

Net income                       ---                 ---                ---




                            See accompanying notes

                             GPC CAPITAL CORP. II
                      STATEMENTS OF SHAREHOLDERS' EQUITY



Balance at January 1, 1999                                 ---

Balance at December 31, 1999                               ---

Balance at December 31, 2000                               ---

Balance at December 31, 2001                               ---



                            See accompanying notes

                             GPC CAPITAL CORP. II
                           STATEMENTS OF CASH FLOWS



                                           Year Ended December 31,
                                           -----------------------
                                 2001               2000               1999
                                 ----               ----               ----

Operating activities             ---                ---                ---

Investing activities             ---                ---                ---

Financing activities             ---                ---                ---



                            See accompanying notes

                             GPC CAPITAL CORP. II
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2001

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

         On February 2, 1998, Graham Packaging Company, L.P., a Delaware limited partnership formerly known as Graham Packaging Holdings I, L.P. (the "Operating Company") refinanced the majority of its existing credit facilities in connection with the Recapitalization and entered into a senior Credit Agreement (the "Senior Credit Agreement") with a consortium of banks. The Senior Credit Agreement was amended on August 13, 1998 to provide for an additional Term Loan Borrowing of an additional $175 million and on March 30, 2000 as described below (the "Amendments"). The Senior Credit Agreement and the Amendments consist of four term loans to the Operating Company with initial term loan commitments totaling $570 million and two revolving loan facilities to the Operating Company totaling $255 million. The obligations of the Operating Company under the Senior Credit Agreement and Amendments are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments through January 31, 2007, and require payments of $25.0 million in 2002, $27.5 million in 2003, $93.0 million in 2004, $64.9 million in 2005, $242.7 million in 2006 and $74.0 million in 2007. The revolving loan facilities expire on January 31, 2004. Interest is payable at (a) the "Alternate Base Rate" (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 0% to 2.25%; or (b) the "Eurocurrency Rate" (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 0.625% to 3.25%. A commitment fee ranging from 0.20% to 0.50% is due on the unused portion of the revolving loan commitment. As part of the Amendments to the Senior Credit Agreement, if certain events of default were to occur, or if the Company's Net Leverage Ratio were above 5.15:1.0 at September 30, 2000, Blackstone agreed to make an equity contribution to the Company through the administrative agent of up to $50 million. An equity contribution of $50 million was made by the Company's owners to the Company on September 29, 2000, satisfying Blackstone's obligation under the Amendments. The Company's Net Leverage Ratio being above 5.15:1.0 at September 30, 2000 was not an event of default under the Senior Credit Agreement and Amendments. The March 30, 2000 Amendment changed the terms under which the Company can access $100 million of Growth Capital Revolving Loans from a dollar for dollar equity match to a capital call with various test dates based on certain leverage tests for quarters ending on or after June 30, 2001. The March 30, 2000 Amendment provided for up to an additional $50 million equity contribution by Blackstone; allowed the proceeds of the equity contribution to be applied to Revolving Credit Loans; and changed certain covenants, principally to increase the amount of permitted capital expenditures in 2000 and subsequent years. Pursuant to the terms of the Capital Call Agreement, an additional equity contribution of $50 million was made by the Company's owners to the Company on March 29, 2001, satisfying Blackstone's final obligation under the Capital Call Agreement dated as of August 13, 1998, as amended on March 29, 2000. This equity contribution was made in advance and in satisfaction of any capital call tests for quarters ending on or after June 30, 2001. The Company used the proceeds of the Capital Calls to reduce its outstanding Revolving Credit Loans. In addition, the Senior Credit Agreement and Amendments contain certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. On December 31, 2001 the Company was in compliance with all covenants.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

         The directors and executive officers of CapCo II are as follows:

Name                 Age                   Position
----                 ---                   --------

Philip R. Yates       54     President, Treasurer and Assistant Secretary
                             and a Director
John E. Hamilton      43     Vice President, Secretary and Assistant Treasurer
                             and a Director
Chinh E. Chu          35     Vice President and a Director
David A. Stonehill    33     Vice President and a Director


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

Item 13. Certain Relationships and Related Transactions

     An affiliate of DB Alex. Brown LLC and its affiliate, two of the initial purchasers of the Old Notes, acquired approximately a 4.8% equity interest in Investor LP. Bankers Trust Company, an affiliate of DB Alex. Brown LLC and its affiliate, acted as administrative agent and provided a portion of the financing under the Senior Credit Agreement entered into in connection with the Recapitalization, for which it received customary commitment and other fees and compensation.

         The Operating Company's Senior Credit Agreement currently consists of four term loans to the Operating Company with initial term loan commitments totaling $570 million and two revolving loan facilities to the Operating Company totaling $255 million. Unused availability of the revolving credit facilities under the Senior Credit Agreement at December 31, 2001 is $129.5 million, $119.5 million of which is under the revolving credit facility and $10 million of which is under the growth capital revolving credit facility. The obligations of the Operating Company under the Senior Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loans are payable in quarterly installments through January 31, 2007, and require payments of $25.0 million in 2002, $27.5 million in 2003, $93.0 million in 2004, $64.9 million in 2005 and $242.7 million in 2006. The Operating Company expects to fund scheduled debt repayments from cash from operations and unused lines of credit. The revolving loan facilities expire on January 31, 2004.

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

         Pursuant to the Purchase Agreement dated January 23, 1998, the initial purchasers, DB Alex. Brown LLC and an affiliate, Lazard Freres & Co. LLC and Salomon Brothers Inc, purchased the Senior Discount Old Notes at a price of 57.173% of the principal amount, for a discount of 2.361% from the initial offering price of 59.534% or a total discount of $3,990,090. Pursuant to the Purchase Agreement, the Holdings Issuers also reimbursed the initial purchasers for certain expenses.

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

         (b) The following exhibits are filed herewith or incorporated herein by reference:

Exhibit
Number          Description of Exhibit
------          ----------------------

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

   2.2 -- Purchase Agreement dated January 23, 1998 among Graham Packaging Holdings Company, Graham Packaging Company, GPC Capital Corp. I, GPC Capital Corp. II, DB Alex. Brown LLC and an affiliate, Lazard Freres & Co. L.L.C. and Salomon Brothers Inc (incorporated herein by reference to Exhibit 2.2 to the Registration Statement on Form S-4 (File No. 333-53603-01)).

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

   4.2 -- Form of 10 3/4% Senior Discount Note Due 2009, Series A (included in Exhibit 4.1) (incorporated herein by reference to Exhibit 4.8 to the Registration Statement on Form S-4 (File No.
             333-53603-01)).

   4.3 -- Form of 10 3/4% Senior Discount Note Due 2009, Series B (included in Exhibit 4.1) (incorporated herein by reference to Exhibit 4.9 to the Registration Statement on Form S-4 (File No.
             333-53603-01)).

   4.4 -- Registration Rights Agreement dated as of February 2, 1998 among Graham Packaging Holdings Company, GPC Capital Corp. II, DB Alex. Brown LLC and an affiliate, Lazard Freres & Co. L.L.C. and Salomon Brothers Inc relating to the Senior Discount Notes
             Due 2009 of Graham Packaging Holdings Company and GPC Capital Corp. II (incorporated herein by reference to Exhibit 4.10 to the Registration Statement on Form S-4 (File No. 333-53603-01)).

  10.1 -- Credit Agreement dated as of February 2, 1998 among Graham Packaging Holdings Company, Graham Packaging Company, GPC Capital Corp. I, the lending institutions identified in the Credit Agreement and the agents identified in the Credit Agreement (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-53603-01)).

  10.2 -- First Amendment to Credit Agreement dated as of August 13, 1998 (incorporated herein by reference to

Exhibit
Number          Description of Exhibit
------          ----------------------
             Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 333-53603-01)).

  10.3 -- Second Amendment to Credit Agreement dated as of March 29, 2000 (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended April 2, 2000 (File No. 333-53603-01)).

    24 --    Power of Attorney -- see page 21 of Form 10-K.

  99.1 -- Form of Senior Discount Letter of Transmittal (incorporated herein by reference to Exhibit 99.5 to the Registration Statement on Form S-4 (File No. 333-53603-01)).

  99.2 -- Form of Senior Discount Notice of Guaranteed Delivery (incorporated herein by reference to Exhibit 99.6 to the Registration Statement on Form S-4 (File No. 333-53603-01)).

        (c)  Reports on Form 8-K

         No Reports on Form 8-K were required to be filed during the quarter ended December 31, 2001.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   March 28, 2002

                                 GPC CAPITAL CORP. II
                                 (Registrant)


                                 By:  /s/  John E. Hamilton
                                    ------------------------------------------
                                    Name:   John E. Hamilton
                                    Title:  Vice President
                                            (chief accounting officer and duly
                                            authorized officer)

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 28th day of March, 2002 by the following persons on behalf of the registrant and in the capacities indicated, with respect to GPC Capital Corp. II:


     Signature                                  Title
     ---------                                  -----

/s/ Philip R. Yates             President, Treasurer and Assistant Secretary
----------------------          And Director (Principal Executive Officer)
   Philip R. Yates

/s/ John E. Hamilton            Vice President, Secretary and Assistant
----------------------          Treasurer and Director (Principal Financial
   John E. Hamilton             Officer and Principal Accounting Officer)

  /s/ Chinh E. Chu              Director
----------------------
    Chinh E. Chu

/s/ David A. Stonehill          Director
-----------------------
  David A. Stonehill

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