Form 10-Q
period 2002-03-31
GPC CAPITAL CORP II
filed 2002-05-14
CIK 1061504

1
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

     (Mark One) [ x ] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 2002 OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ___________________ to
______________________

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

                               GPC CAPITAL CORP. II
                                     INDEX


                         PART I. FINANCIAL INFORMATION


                                                                  Page Number
Item 1: Condensed Financial Statements:

        CONDENSED BALANCE SHEETS -
           At March 31, 2002 and December 31, 2001.....................   3

        CONDENSED STATEMENTS OF OPERATIONS - For the Three Months
           Ended March 31, 2002 and April 1, 2001......................   4

        CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY - For the Year
           Ended December 31, 2001 and Three Months Ended March 31, 2002  5

        CONDENSED STATEMENTS OF CASH FLOWS - For the Three Months
           Ended March 31, 2002 and April 1, 2001......................   6

        NOTES TO CONDENSED FINANCIAL STATEMENTS........................   7

Item 2: Management's Discussion and Analysis of Financial Condition and
        Results of Operations..........................................   8

Item 3: Quantitative and Qualitative Disclosures About Market Risk.....   9

                                  PART II. OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K...............................  10

Signature:.............................................................  11

PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements


                               GPC CAPITAL CORP. II
                            CONDENSED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)


                                                   March 31,       December 31,
                                                     2002             2001
                                                --------------    -------------

Total assets...............................          ---              ---
Commitments and contingent liabilities.....          ---              ---
Total liabilities..........................          ---              ---
Total shareholder's equity.................          ---              ---






















              See accompanying notes to the financial statements.

                              GPC CAPITAL CORP. II
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (in thousands)
                                   (Unaudited)



                                                      Three Months Ended
                                                 ----------------------------
                                                 March 31,           April 1,
                                                    2002                2001
                                                 ---------           --------

Net sales......................................     ---                 ---

Operating income...............................     ---                 ---

Interest expense, net..........................     ---                 ---

Net income.....................................     ---                 ---
























             See accompanying notes to the financial statements.

                                GPC CAPITAL CORP. II
                  CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY
                                (in thousands)
                                   (Unaudited)




Balance at January 1, 2001....................      ---

Balance at December 31, 2001..................      ---

Balance at March 31, 2002.....................      ---





























                  See accompanying notes to the financial statements.

                               GPC CAPITAL CORP. II
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                    (Unaudited)


                                              Three Months Ended
                                          --------------------------
                                          March 31,         April 1,
                                            2002              2001
                                          ---------         --------

Operating activities...............         ---              ---

Investing activities...............         ---              ---

Financing activities...............         ---              ---



























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

         GPC Capital Corp. II, a wholly owned subsidiary of Graham Packaging Holdings Company, a Pennsylvania limited partnership ("Holdings"), was incorporated in Delaware in January 1998. All entities and assets owned by Holdings are referred to collectively as the "Company". The sole purpose of GPC Capital Corp. II is to act as co-obligor with Holdings of the Senior Discount Notes and as co-guarantor with Holdings under the Senior Credit Agreement and Amendments (as defined herein). GPC Capital Corp. II has only nominal assets, does not conduct any independent operations and during the three months ended March 31, 2002, did not execute any transactions. GPC Capital Corp. II has authorized and issued 1,000 shares of common stock with a par value of $.01 per share.

         For additional information, see the related Quarterly Report on Form 10-Q of Holdings for the quarter ended March 31, 2002.


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

PART II      OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K

      (a)    Exhibits

             None


      (b)    Reports on Form 8-K

             No reports on Form 8-K were required to be filed during the quarter ended March 31, 2002.

                                    SIGNATURE



               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      Dated:            May 14, 2002


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