Form 10-Q
period 2002-06-30
GPC CAPITAL CORP II
filed 2002-08-14
CIK 1061504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)
       [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2002
                                     OR

       [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________ to ____________________
Commission file number: 333-53603-01

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ]; and (2) has been subject to such filing requirements for the past 90 days, Yes [ ] No [X].

As of the date hereof, 1,000 shares of the registrant's common stock, par value $.01 per share, are outstanding.

                              GPC CAPITAL CORP. II
                                      INDEX


                          PART I. FINANCIAL INFORMATION


                                                                    Page Number
Item 1: Condensed Financial Statements:

        CONDENSED BALANCE SHEETS -
           At June 30, 2002 and December 31, 2001......................     3

        CONDENSED STATEMENTS OF OPERATIONS - For the Three
           and Six Months Ended June 30, 2002 and July 1, 2001.........     4

        CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY - For the Year
           Ended December 31, 2001 and Six Months Ended June 30, 2002..     5

        CONDENSED STATEMENTS OF CASH FLOWS - For the Six Months
           Ended June 30, 2002 and July 1, 2001........................     6

        NOTES TO CONDENSED FINANCIAL STATEMENTS........................     7

Item 2: Management's Discussion and Analysis of Financial Condition and
        Results of Operations..........................................     8

Item 3: Quantitative and Qualitative Disclosures About Market Risk.....     9

                           PART II. OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K...............................    10

Signature:.............................................................    11

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements


                              GPC CAPITAL CORP. II
                            CONDENSED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)


                                              June 30,        December 31,
                                                2002             2001
                                              --------        ------------
Total assets.............................        --               --
Commitments and contingent liabilities...        --               --
Total liabilities........................        --               --
Total shareholder's equity...............        --               --















               See accompanying notes to the financial statements.

                              GPC CAPITAL CORP. II
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (Unaudited)



                           Three Months Ended        Six Months Ended
                           ------------------       ------------------
                           June 30,   July 1,       June 30,   July 1,
                             2002       2001          2002       2001
                           --------   -------       --------   -------
Net Sales.................    --         --            --         --

Operating Income..........    --         --            --         --

Interest Expense, Net.....    --         --            --         --

Net Income................    --         --            --         --




















               See accompanying notes to the financial statements.

                              GPC CAPITAL CORP. II
                  CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY
                                 (in thousands)
                                   (Unaudited)




Balance at January 1, 2001..............     --

Balance at December 31, 2001............     --

Balance at June 30, 2002................     --






















               See accompanying notes to the financial statements.

                              GPC CAPITAL CORP. II
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                      Six Months Ended
                                    ------------------
                                    June 30,     July 1,
                                      2002         2001
                                    --------     -------
Operating activities.........          --           --

Investing activities.........          --           --

Financing activities.........          --           --






















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

     GPC Capital Corp. II, a wholly owned subsidiary of Graham Packaging Holdings Company, a Pennsylvania limited partnership ("Holdings"), was incorporated in Delaware in January 1998. All entities and assets owned by Holdings are referred to collectively as the "Company." The sole purpose of GPC Capital Corp. II is to act as co-obligor with Holdings of the Senior Discount Notes and as co-guarantor with Holdings under the Senior Credit Agreement and Amendments (as defined herein). GPC Capital Corp. II has only nominal assets, does not conduct any independent operations and during the six months ended June 30, 2002, did not execute any transactions. GPC Capital Corp. II has authorized and issued 1,000 shares of common stock with a par value of $.01 per share.

     For additional information, see the related Quarterly Report on Form 10-Q of Holdings for the quarter ended June 30, 2002.


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


3.   Subsequent Event - Equity Offering and Concurrent Transactions

     During the three months ended June 30, 2002, Holdings announced that it was pursuing an initial public offering. In connection with the offering, Holdings planned to effect an internal reorganization in which GPC Capital Corp. II, a wholly-owned subsidiary of Holdings, would change its name to Graham Packaging Company Inc., exchange shares of newly-issued common stock for all of the partnership interests of Holdings and exchange options to purchase partnership interests in Holdings for options to purchase shares of Graham Packaging Company, Inc. In connection with the proposed offering, Graham Packaging Company, L.P. and GPC Capital Corp. I, subsidiaries of Holdings, announced their proposed offering of $100 million aggregate principal amount of 8 3/4% senior subordinated notes due 2008, and GPC Capital Corp. II commenced a tender offer and consent solicitation for all $169 million aggregate principal amount of Senior Discount Notes due 2009 co-issued by it and Holdings. On July 23, 2002 Holdings announced that it had postponed its plans for the initial public offering due to the recent adverse conditions in the stock market. In connection with the postponement of the initial public offering, Holdings also postponed the proposed senior subordinated notes offering and GPC Capital Corp. II terminated its tender offer and consent solicitation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain "forward-looking statements." This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). All statements other than historical facts included in this Report on Form 10-Q, including without limitation, statements regarding the Company's future financial position, business strategy, anticipated capital expenditures, anticipated business acquisitions, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to have been correct.

     All entities and assets owned by Holdings are referred to collectively as the "Company."


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

PART II OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        None


(b)     Reports on Form 8-K

        No reports on Form 8-K were required to be filed during the quarter ended June 30, 2002.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Dated:     August 13, 2002


                                GPC CAPITAL CORP. II
                                (Registrant)


                                By: /s/ John E. Hamilton
                                -----------------------------------
                                   John E. Hamilton
                                   Vice President
                                   (chief accounting officer and duly
                                   authorized officer)

                                  CERTIFICATION

     Each of the undersigned hereby certifies in his capacity as an officer of GPC Capital Corp. II that the Quarterly Report of the Company on Form 10-Q for the quarterly period ended June 30, 2002 fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.


     Dated:     August 13, 2002


                                By: /s/  Philip R. Yates
                                -----------------------------------
                                    Philip R. Yates
                                    President, Treasurer and Assistant
                                    Secretary and Director
                                    (chief executive officer)


                                By: /s/  John E. Hamilton
                                -----------------------------------
                                    John E. Hamilton
                                    Vice President, Secretary and Assistant
                                    Treasurer and Director
                                    (chief financial officer)