Form 10-Q
period 2002-09-29
GPC CAPITAL CORP II
filed 2002-11-12
CIK 1061504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)
         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2002
                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to __________________
Commission file number: 333-53603-01

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

        CONDENSED BALANCE SHEETS -
           At September 29, 2002 and December 31, 2001...................... 3

        CONDENSED STATEMENTS OF OPERATIONS - For the Three and Nine Months Ended September 29, 2002 and September 30, 2001.. 4

        CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY - For the Year
           Ended December 31, 2001 and Nine Months Ended September 29, 2002. 5

        CONDENSED STATEMENTS OF CASH FLOWS - For the Nine Months
           Ended September 29, 2002 and September 30, 2001.................. 6

        NOTES TO CONDENSED FINANCIAL STATEMENTS............................. 7

Item 2: Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................... 8

Item 3: Quantitative and Qualitative Disclosures About Market Risk.......... 9

Item 4. Controls and Procedures............................................. 10


                           PART II. OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K.................................... 11

Signature:.................................................................. 12

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements


                              GPC CAPITAL CORP. II
                            CONDENSED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)


                                             September 29,     December 31,
                                                 2002             2001
                                                 ----             ----

Total assets..............................       ---              ---

Commitments and contingent liabilities....       ---              ---

Total liabilities.........................       ---              ---

Total shareholder's equity................       ---              ---

















































               See accompanying notes to the financial statements.

                              GPC CAPITAL CORP. II
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (Unaudited)


                          Three Months Ended            Nine Months Ended
                          ------------------            -----------------
                      September 29, September 30,   September 29, September 30,
                          2002          2001           2002          2001
                          ----          ----           ----          ----

Net Sales.............     ---           ---            ---           ---

Operating Income......     ---           ---            ---           ---

Interest Expense, Net.     ---           ---            ---           ---

Net Income............     ---           ---            ---           ---




















































               See accompanying notes to the financial statements.

                              GPC CAPITAL CORP. II
                  CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY
                                 (in thousands)
                                   (Unaudited)




Balance at January 1, 2001..............     ---

Balance at December 31, 2001............     ---

Balance at September 29, 2002...........     ---


























































               See accompanying notes to the financial statements.

                              GPC CAPITAL CORP. II
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                             Nine Months Ended
                                             -----------------
                                       September 29,    September 30,
                                           2002             2001
                                           ----             ----

Operating activities.................       ---              ---

Investing activities.................       ---              ---

Financing activities.................       ---              ---






















































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

         GPC Capital Corp. II, a wholly owned subsidiary of Graham Packaging Holdings Company, a Pennsylvania limited partnership ("Holdings"), was incorporated in Delaware in January 1998. All entities and assets owned by Holdings are referred to collectively as the "Company." The sole purpose of GPC Capital Corp. II is to act as co-obligor with Holdings of the Senior Discount Notes and as co-guarantor with Holdings under the Senior Credit Agreement and Amendments (as defined herein). GPC Capital Corp. II has only nominal assets, does not conduct any independent operations and during the nine months ended September 29, 2002, did not execute any transactions. GPC Capital Corp. II has authorized and issued 1,000 shares of common stock with a par value of $.01 per share.

         For additional information, see the related Quarterly Report on Form 10-Q of Holdings for the quarter ended September 29, 2002.


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


3. Postponed Equity Offering and Concurrent Transactions

         During the three months ended June 30, 2002, Holdings announced that it was pursuing an initial public equity offering. In connection with the offering, Holdings planned to effect an internal reorganization in which GPC Capital Corp. II would change its name to Graham Packaging Company Inc., exchange shares of newly-issued common stock for all of the partnership interests of Holdings and exchange options to purchase partnership interests in Holdings for options to purchase shares of Graham Packaging Company Inc. In connection with the proposed offering, Graham Packaging Company, L.P. and GPC Capital Corp. I, subsidiaries of Holdings, announced their proposed offering of $100 million aggregate principal amount of 8 3/4% senior subordinated notes due 2008, and GPC Capital Corp. II commenced a tender offer and consent solicitation for all $169 million aggregate principal amount of Senior Discount Notes due 2009 co-issued by it and Holdings. On July 23, 2002 Holdings announced that it had postponed its plans for the initial public equity offering due to the recent adverse conditions in the stock market. In connection with the postponement of the initial public equity offering, Holdings also postponed the proposed senior subordinated notes offering and GPC Capital Corp. II terminated its tender offer and consent solicitation.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 4.  Controls and Procedures


         (a)    Evaluation of Disclosure Controls and Procedures

                The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this report, have concluded that as of such date the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to GPC Capital Corp. II would be made known to them by others within the company.


         (b)    Changes in Internal Controls

                There were no significant changes in the Company's internal controls or in other factors that could significantly affect GPC Capital Corp. II's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in GPC Capital Corp. II's internal controls. As a result, no corrective actions were required or undertaken.

         PART II           OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None


         (b)      Reports on Form 8-K

                  No reports on Form 8-K were required to be filed during the quarter ended September 29, 2002.

                                    SIGNATURE



              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Dated:     November 12, 2002


                                         GPC CAPITAL CORP. II
                                         (Registrant)


                                         By: /s/ John E. Hamilton
                                         -----------------------------------
                                                John E. Hamilton
                                                Vice President
                                                (chief accounting officer and
                                                duly authorized officer)

                                  CERTIFICATION

         I, Philip R. Yates, certify that:
            1) I have reviewed this quarterly report on Form 10-Q of GPC Capital
               Corp. II;
            2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
            3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
            4) The registrant's other certifying officers and I are
               responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
               13a-14 and 15d-14) for the registrant and we have:
               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;
               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
                  "Evaluation Date"); and
               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;
            5) The registrant's other certifying officers and I have
               disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
            6) The registrant's other certifying officers and I have
               indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:    November 12, 2002


                                         By: /s/  Philip R. Yates
                                             ---------------------------------
                                             Philip R. Yates
                                             President, Treasurer and Assistant
                                             Secretary and Director
                                             (chief executive officer)

                                  CERTIFICATION

         I, John E. Hamilton, certify that:
            1) I have reviewed this quarterly report on Form 10-Q of GPC Capital
               Corp. II;
            2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
            3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
            4) The registrant's other certifying officers and I are
               responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
               13a-14 and 15d-14) for the registrant and we have:
               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;
               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
                  "Evaluation Date"); and
               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;
            5) The registrant's other certifying officers and I have
               disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
            6) The registrant's other certifying officers and I have
               indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:    November 12, 2002


                                         By: /s/  John E. Hamilton
                                             --------------------------------
                                             John E. Hamilton
                                             Vice President, Secretary and
                                             Assistant Treasurer and Director
                                             (chief financial officer)

                                  CERTIFICATION

         Each of the undersigned hereby certifies in his capacity as an officer of GPC Capital Corp. II that the Quarterly Report of the Company on Form 10-Q for the quarterly period ended September 29, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.


         Dated:   November 12, 2002


                                         By: /s/  Philip R. Yates
                                             ---------------------------------
                                             Philip R. Yates
                                             President, Treasurer and Assistant
                                             Secretary and Director
                                             (chief executive officer)


                                         By: /s/  John E. Hamilton
                                             ---------------------------------
                                             John E. Hamilton
                                             Vice President, Secretary and
                                             Assistant Treasurer and Director
                                             (chief financial officer)