Form 10-K
period 2002-12-31
GPC CAPITAL CORP II
filed 2003-02-25
CIK 1061504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

There is no established public trading market for the registrant's common stock, par value $.01 per share. The aggregate market value of the voting securities held by non-affiliates of the registrant as of February 28, 2003 was $-0-. As of February 28, 2003, all of the outstanding common stock, par value $.01 per share, of the registrant was owned by Graham Packaging Holdings Company, a Pennsylvania limited partnership. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."
---------------

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                              GPC CAPITAL CORP. II

                                      INDEX


                                                                           Page
                                                                         Number

PART I........................................................................3

      Item 1.    Business.....................................................3

      Item 2.    Properties...................................................4

      Item 3.    Legal Proceedings............................................4

      Item 4.    Submission of Matters to a Vote of Security Holders..........4

PART II.......................................................................5

      Item 5.    Market for Registrant's Common Equity and Related
                 Stockholder Matters..........................................5

      Item 6.    Selected Financial Data......................................5

      Item 7.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................5

      Item 7A.   Quantitative and Qualitative Disclosures About Market
                 Risk.........................................................6

      Item 8.    Financial Statements and Supplementary Data..................7

      Item 9.    Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.........................14

PART III.....................................................................15

      Item 10.   Directors and Executive Officers of the Registrant..........15

      Item 11.   Executive Compensation......................................16

      Item 12.   Security Ownership of Certain Beneficial Owners and
                 Management..................................................16

      Item 13.   Certain Relationships and Related Transactions..............16

PART IV......................................................................17

      Item 14.   Controls and Procedures.....................................17

      Item 15.   Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K.................................................17

                                     PART I

Item 1.   Business

          Unless the context otherwise requires, all references herein to the "Company," with respect to periods prior to the recapitalization described below (the "Recapitalization"), refer to the business historically conducted by Graham Packaging Holdings Company ("Holdings") (which served as the operating entity for the business prior to the Recapitalization) and one of its predecessors (Graham Container Corporation), together with Holdings' subsidiaries and certain affiliates, and, with respect to periods subsequent to the Recapitalization, refer to Holdings and its subsidiaries. Since the Recapitalization, Graham Packaging Company, L.P. (the "Operating Company") has been a wholly owned subsidiary of Holdings. GPC Capital Corp. II is a wholly owned subsidiary of Holdings. All references to the "Recapitalization" herein shall mean the collective reference to the recapitalization of Holdings and related transactions as described under "The Recapitalization" below, including the initial borrowings under the Existing Senior Credit Agreement (as defined below), the Senior Discount Offering (as defined below) and the related uses of proceeds. References to "Continuing Graham Entities" herein refer to Graham Packaging Corporation ("Graham GP Corp."), Graham Family Growth Partnership or affiliates thereof or other entities controlled by Donald C. Graham and his family, and references to "Graham Entities" refer to the Continuing Graham Entities, Graham Engineering Corporation ("Graham Engineering") and Donald C. Graham and/or certain entities controlled by Mr. Graham and his family. All references to "Management" herein shall mean the management of the Company at the time in question, unless the context indicates otherwise. In addition, unless otherwise indicated, all sources for all industry data and statistics contained herein are estimates contained in or derived from internal or industry sources believed by the Company to be reliable.

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

          The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Report on Form 10-K, including, without limitation, statements regarding the Company's future financial position, economic performance and results of operations, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("cautionary statements") include, without limitation, those discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements.

          GPC Capital Corp. II ("CapCo II") was incorporated in Delaware in January, 1998. CapCo II is a wholly owned subsidiary of Holdings, which was formed in 1989. CapCo II's sole purpose is to act as co-obligor with Holdings of the Senior Discount Notes (as defined below under "The Recapitalization"), and as co-guarantor with Holdings under the Senior Credit Agreement (as defined below under "Liquidity and Capital Resources"). CapCo II has only nominal assets, does not conduct any operations and did not receive any of the proceeds of the offering of the Senior Discount Notes. Accordingly, investors in the Senior Discount Notes must look solely to the cash flow and assets of Holdings for payment of the Senior Discount Notes.

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

          The Recapitalization also included the initial borrowing by the Operating Company of $403.5 million in connection with a senior credit facility (the "Existing Senior Credit Agreement") by and among the Operating Company, Holdings and a syndicate of lenders.

          CapCo II is co-obligor with Holdings of the Senior Discount Notes and co-guarantor with Holdings under the Senior Credit Agreement.

Employees

          As of December 31, 2002, CapCo II had no employees.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

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

          As indicated under Item 1, "Business -- The Recapitalization," upon the Closing of the Recapitalization on February 2, 1998, the Holdings Issuers consummated an offering pursuant to Rule 144A under the Securities Act of $169,000,000 aggregate principal amount at maturity of their Senior Discount Old Notes. Pursuant to the Purchase Agreement dated January 23, 1998 (the "Purchase Agreement"), the Initial Purchasers, DB Alex. Brown LLC (formerly BT Alex. Brown Incorporated) and an affiliate, Lazard Freres & Co. LLC and Salomon Brothers Inc, purchased the Senior Discount Old Notes at a price of 57.173% of the principal amount, for a discount of 2.361% from the initial offering price of 59.534% or a total discount of $3,990,090. Pursuant to the Purchase Agreement, the Holdings Issuers also reimbursed the Initial Purchasers for certain expenses. Pursuant to the Senior Discount Exchange Offer, on September 8, 1998, the Holdings Issuers issued $169,000,000 aggregate principal amount at maturity of their Senior Discount Exchange Notes in exchange for an equal principal amount of Senior Discount Old Notes.

          No dividends were paid to the holder of CapCo II's common stock in 2002.

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

          All of the existing indebtedness under the Existing Senior Credit Agreement was refinanced on February 14, 2003 when the Operating Company, Holdings, CapCo I and a syndicate of lenders entered into a new senior credit agreement (the "Senior Credit Agreement").

          The Operating Company's Senior Credit Agreement currently consists of two term loans to the Operating Company with initial term loan commitments totaling $670.0 million and a revolving loan facility to the Operating Company totaling $150.0 million. The obligations of the Operating Company under the Senior Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. After giving effect to the February 14, 2003 Senior Credit Agreement, the term loans are payable in quarterly installments and require payments of $2.5 million in 2003, $5.0 million in 2004, $25.0 million in 2005, $50.0 million in 2006, $50.0 million in 2007, $235.0 million in 2008 and
$134.5 million in 2009. The Operating Company expects to fund scheduled debt repayments from cash from operations and unused lines of credit. The revolving loan facilities expire on the earlier of February 14, 2008 and the Term Loan maturity date.

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

          o to fund purchases and redemptions of equity interests of Holdings or Investor LP held by then present or former officers or employees of Holdings, the Operating Company or their Subsidiaries (as defined) or by any employee stock ownership plan upon such person's death, disability, retirement or termination of employment or other circumstances with certain annual dollar limitations; and

          o to finance the payment of cash interest payments on the Senior Discount Notes or any notes issued pursuant to a refinancing of the Senior Discount Notes.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

          Not applicable.

Item 8.   Financial Statements and Supplementary Data


                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                         Number
Statement re omission of independent auditors' report . . . . . . . . . . . . 8

Financial  Statements  .  . . . . . . . . . . . . . . . . . .. . . . . . . .. 9


     Balance  Sheets at December  31, 2002 and 2001.  . . . . . . . . . . . . 9

     Statements of Operations for the years ended December 31, 2002, 2001 and 2000 . .......................... . . . . . . . . . . .  .......... 10

     Statements of Shareholder's Equity for the years ended December 31,
     2002, 2001 and 2000. ............................. . . . . ............ 11

     Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000 . . . . . . . . . . . . . .................................... 12

     Notes to  Financial  Statements . . . .... . . . . . . . . . . . . . .. 13

Report of independent auditors omitted pursuant to Rule 3-11 of Regulation S-X.

                              GPC CAPITAL CORP. II
                                 BALANCE SHEETS



                                                                 December 31,
                                                                 ------------
                                                                2002      2001
                                                                ----      ----
                                                                (In thousands)
Total assets ...........................................         --        --

Commitments and contingent liabilities .................         --        --

Total liabilities ......................................         --        --

Total shareholder's equity .............................         --        --



                 See accompanying notes to financial statements.

                              GPC CAPITAL CORP. II
                            STATEMENTS OF OPERATIONS





                                                        Year Ended December 31,
                                                        -----------------------
                                                          2002   2001   2000
                                                          ----   ----   ----
                                                            (In thousands)
Net sales ..............................................   --     --     --

Operating income .......................................   --     --     --

Interest expense, net ..................................   --     --     --

Net income .............................................   --     --     --




                 See accompanying notes to financial statements.

                              GPC CAPITAL CORP. II
                       STATEMENTS OF SHAREHOLDER'S EQUITY





                                              (In thousands)
    Balance at January 1, 2000                      ---

    Balance at December 31, 2000                    ---

    Balance at December 31, 2001                    ---

    Balance at December 31, 2002                    ---



                 See accompanying notes to financial statements.

                              GPC CAPITAL CORP. II
                            STATEMENTS OF CASH FLOWS




                                                     Year Ended December 31,
                                                     -----------------------
                                                       2002   2001   2000
                                                       ----   ----   ----
                                                         (In thousands)
Operating activities ...............................    --     --     --

Investing activities ...............................    --     --     --

Financing activities ...............................    --     --     --



                 See accompanying notes to financial statements.

                              GPC CAPITAL CORP. II
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

1.        Basis of Presentation

          GPC Capital Corp. II, is a wholly owned subsidiary of Graham Packaging Holdings Company, a Pennsylvania limited partnership formerly known as Graham Packaging Company ("Holdings"). The sole purpose of GPC Capital Corp. II is to act as co-obligor with Holdings of the Senior Discount Notes and as co-guarantor with Holdings under the Senior Credit Agreement (as defined herein). GPC Capital Corp. II has only nominal assets and does not conduct any independent operations.

2.        Debt Arrangements

          On February 2, 1998, Holdings and GPC Capital Corp. II, as co-obligor, issued $100.6 million gross proceeds of Senior Discount Notes Due 2009 ($169 million aggregate principal amount at maturity). The Senior Discount Notes mature on January 15, 2009, with cash interest payable beginning January 15, 2003 at 10.75%.

          On February 2, 1998, Graham Packaging Company, L.P., a Delaware limited partnership formerly known as Graham Packaging Holdings I, L.P. (the "Operating Company") refinanced the majority of its existing credit facilities in connection with the Recapitalization and entered into a senior credit agreement (the "Existing Senior Credit Agreement") with a consortium of banks. All of the existing indebtedness under the Existing Senior Credit Agreement was refinanced on February 14, 2003 when the Operating Company, Holdings, CapCo I and a syndicate of lenders entered into a new Senior Credit Agreement (the "Senior Credit Agreement"). The Senior Credit Agreement consists of two term loans to the Operating Company with initial term loan commitments totaling $670.0 million (the "Term Loans" or "Term Loan Facilities") and a $150.0 million revolving credit facility (the "Revolving Credit Loans"). The obligations of the Operating Company under the Senior Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. After giving effect to the February 14, 2003 Senior Credit Agreement, the Term Loans are payable in quarterly installments and require payments of $2.5 million in 2003, $5.0 million in 2004, $25.0 million in 2005, $50.0 million in 2006, $50.0 million in 2007, $235.0 million in 2008 and $134.5 million in 2009. The Revolving Credit Loan facilities expire on the earlier of February 14, 2008 and the Term Loan maturity date. Interest is payable at (a) the "Alternate Base Rate" (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 1.75% to 3.25%; or (b) the "Eurodollar Rate" (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 2.75% to 4.25%. A commitment fee of 0.50% is due on the unused portion of the revolving loan commitment. In addition, the Senior Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. As of December 31, 2002 and the closing of the Senior Credit Agreement on February 14, 2003, the Company was in compliance with all covenants.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

          The directors and executive officers of CapCo II are as follows:


Name                  Age                   Position
----                  ---                   --------

Philip R. Yates        55     President, Treasurer and Assistant Secretary
                              and a Director

John E. Hamilton       44     Vice President, Secretary and Assistant
                              Treasurer and a Director

Chinh E. Chu           36     Vice President and a Director

David A. Stonehill     34     Vice President and a Director



          Philip R. Yates has served as Chief Executive Officer of the Operating Company and GPC Opco GP LLC ("Opco GP"), the general partner of the Operating Company, since February 8, 2000. From the Recapitalization until February 8, 2000, Mr. Yates served as President and Chief Executive Officer of the Operating Company and Opco GP. Since the Recapitalization, Mr. Yates has also served as President and Chief Executive Officer of various subsidiaries of the Operating Company or their general partner, as President, Treasurer and Assistant Secretary of CapCo II and GPC Capital Corp I ("CapCo I"), and as a member of the Boards of Directors of CapCo I and CapCo II. From April 1995 to the Recapitalization, Mr. Yates served as President and Chief Operating Officer of the Company. From 1994 to 1995, Mr. Yates served as President of the Company. Prior to 1994, Mr. Yates served in various management positions with the Company.

          John E. Hamilton has served as Chief Financial Officer or Senior Vice President, Finance and Administration or Vice President, Finance and Administration of the Operating Company since the Recapitalization. From the Recapitalization until January 21, 1999, Mr. Hamilton also served as Chief Financial Officer of Opco GP and Holdings, and served as Treasurer and Secretary of Opco GP and of various subsidiaries of the Operating Company or their general partner. Since the Recapitalization, Mr. Hamilton has served as Vice President, Secretary and Assistant Treasurer of CapCo I and CapCo II, and as a member of the Boards of Directors of CapCo I and CapCo II. Subsequent to the Recapitalization and until January 21, 1999, Mr. Hamilton served as Vice President, Finance and Administration of Opco GP and Holdings. From November 1992 to the Recapitalization, Mr. Hamilton served as Vice President, Finance and Administration, North America of the Company. Prior to 1992, Mr. Hamilton served in various management positions with the Company.

          Chinh E. Chu is a Senior Managing Director of Blackstone, which he joined in 1990. Since the Recapitalization, Mr. Chu has served as Vice President, Secretary and Assistant Treasurer of Investor LP and Investor GP, as a Vice President of CapCo I and CapCo II and as a member of the Boards of Directors of Investor LP, CapCo I and CapCo II. Prior to joining Blackstone, Mr. Chu was a member of the Mergers and Acquisitions Group of Salomon Brothers Inc from 1988 to 1990. Mr. Chu currently serves on the Boards of Directors of Haynes International, Inc. and Nycomed Holdings.

          David A. Stonehill is a principal of Blackstone, which he joined in 2000. Prior to joining Blackstone, Mr. Stonehill was a Senior Vice President at Chartwell Investments Inc where he had been employed since 1996. Mr. Stonehill has served as Vice President, Assistant Secretary and Assistant Treasurer of Investor LP and Investor GP, as a Vice President of CapCo I and CapCo II and as a member of the Boards of Directors of Investor LP, CapCo I and CapCo II since July 2000. Mr. Stonehill currently serves as a Director of Columbia House Holdings Inc.

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

          The Operating Company's Senior Credit Agreement currently consists of two term loans to the Operating Company with initial term loan commitments totaling $670.0 million and a revolving loan facility to the Operating Company totaling $150.0 million. The obligations of the Operating Company under the Senior Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. After giving effect to the February 14, 2003 Senior Credit Agreement, the term loans are payable in quarterly installments and require payments of $2.5 million in 2003, $5.0 million in 2004, $25.0 million in 2005, $50.0 million in 2006, $50.0 million in 2007, $235.0 million in 2008 and
$134.5 million in 2009. The Operating Company expects to fund scheduled debt repayments from cash from operations and unused lines of credit. The revolving loan facilities expire on the earlier of February 14, 2008 and the Term Loan maturity date.

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


Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


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

10.1 --   Credit Agreement dated as of February 14, 2003 among Graham
          Packaging Holdings Company, Graham Packaging Company, GPC Capital Corp. I, the lending institutions identified in the Credit Agreement and the agents identified in the Credit Agreement (incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed by Graham Packaging Holdings Company for the fiscal year ended December 31, 2002 (File No. 333-53603-03)).

10.2 --   Indenture dated as of February 2, 1998 among Graham Packaging
          Holdings Company and GPC Capital Corp. II and The Bank of New York, as Trustee, relating to the Senior Discount Notes Due 2009 of Graham Packaging Holdings Company and GPC Capital Corp. II (incorporated herein by reference to Exhibit 4.7 to the Registration Statement on Form S-4 (File No. 333-53603-01)).

24   --   Power of Attorney-- see page 22 of Form 10-K.

99.1 -- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


          (c) Reports on Form 8-K

          No Reports on Form 8-K were required to be filed during the quarter ended December 31, 2002.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   February 24, 2003


                                  GPC CAPITAL CORP. II
                                  (Registrant)


                                  By:  /s/  John E. Hamilton

                                  Name:     John E. Hamilton
                                  Title:    Vice President
                                            (chief accounting officer and duly
                                             authorized officer)

                                  CERTIFICATION


I, Philip R. Yates, certify that:

     1)   I have reviewed this Annual Report on Form 10-K of GPC Capital Corp.
          II;

     2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

     5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


          Date:    February 24, 2003

                                   By:   /s/ Philip R. Yates
                                        -----------------------------------
                                        Philip R. Yates
                                        President, Treasurer and Assistant
                                        Secretary and Director
                                        (chief executive officer)

                                  CERTIFICATION


I, John E. Hamilton, certify that:

     1)   I have reviewed this Annual Report on Form 10-K of GPC Capital Corp.
          II;

     2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

     5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


          Date:    February 24, 2003

                                    By:  /s/ John E. Hamilton
                                        ------------------------------
                                        John E. Hamilton
                                        Vice President, Secretary and Assistant
                                        Treasurer and Director
                                        (chief financial officer)

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

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 24th day of February, 2003 by the following persons on behalf of the registrant and in the capacities indicated, with respect to GPC Capital Corp. II:


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


        /s/ Chinh E. Chu         Vice President and Director
          Chinh E. Chu


     /s/ David A. Stonehill      Vice President and Director
       David A. Stonehill

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