Form 10-Q
period 2003-03-30
GPC CAPITAL CORP II
filed 2003-05-13
CIK 1061504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003 OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________ Commission file number: 333-53603-01

GPC CAPITAL CORP. II
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2952404 (I.R.S. Employer Identification No.)
2401 Pleasant Valley Road York, Pennsylvania (Address of principal executive offices) 17402 (zip code) (717) 849-8500 (Registrant's telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes No ; and (2) has been subject to such filing requirements for the past 90 days, Yes No .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No .

As of the date hereof, 1,000 shares of the registrant's common stock, par value $.01 per share, are outstanding.

GPC CAPITAL CORP. II

INDEX

PART I. FINANCIAL INFORMATION

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

GPC CAPITAL CORP. II
CONDENSED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 30, 2003	December 31, 2002
Total assets	—	—
Commitments and contingent liabilities	—	—
Total liabilities	—	—
Total shareholder's equity	—	—

See accompanying notes to the condensed financial statements.

GPC CAPITAL CORP. II
CONDENSED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

Three Months Ended
	March 30, 2003	March 31, 2002
Net sales	—	—
Operating income	—	—
Interest expense, net	—	—
Net income	—	—

See accompanying notes to the condensed financial statements.

GPC CAPITAL CORP. II
CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY
(In thousands)
(Unaudited)

Balance at January 1, 2002	—
Balance at December 31, 2002	—
Balance at March 30, 2003	—

See accompanying notes to the condensed financial statements.

GPC CAPITAL CORP. II
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Three Months Ended
	March 30, 2003	March 31, 2002
Operating activities	—	—
Investing activities	—	—
Financing activities	—	—

See accompanying notes to the condensed financial statements.

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

GPC Capital Corp. II, a wholly owned subsidiary of Graham Packaging Holdings Company, a Pennsylvania limited partnership ("Holdings"), was incorporated in Delaware in January 1998. All entities and assets owned by Holdings are referred to collectively as the "Company." The sole purpose of GPC Capital Corp. II is to act as co-obligor with Holdings of the Senior Discount Notes and as co-guarantor with Holdings under the Senior Credit Agreement (as defined herein). GPC Capital Corp. II has only nominal assets, does not conduct any independent operations and during the three months ended March 30, 2003 and March 31, 2002, did not execute any transactions. GPC Capital Corp. II has authorized and issued 1,000 shares of common stock with a par value of $.01 per share.

For additional information, see the related Quarterly Report on Form 10-Q of Holdings for the quarter ended March 30, 2003 and the related Annual Report on Form 10-K of GPC Capital Corp. II.

2.    Debt Arrangements

On February 2, 1998, Holdings and GPC Capital Corp. II, as co-obligor, issued $100.6 million gross proceeds of Senior Discount Notes Due 2009 ($169 million aggregate principal amount at maturity). The Senior Discount Notes mature on January 15, 2009, with interest payable at 10.75%.

On February 14, 2003 the Operating Company refinanced the majority of its prior credit facilities and entered into a senior credit agreement (the "Senior Credit Agreement") with a consortium of banks. The Senior Credit Agreement consists of two term loans to the Operating Company with initial term loan commitments totaling $670.0 million and a $150.0 million revolving credit facility. The unused availability of the revolving credit facility under the Senior Credit Agreement at March 30, 2003 was $110.4 million. The Senior Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. On March 30, 2003 the Company was in compliance with all covenants.

As a result of the refinancing on February 14, 2003 the Operating Company incurred debt issuance fees and other related costs of approximately $20 million, of which $0.7 million were expensed immediately and the remaining amount will be recognized as interest expense over five to seven years based upon the terms of the related debt instruments. Additionally, $5.5 million of deferred debt issuance fees associated with the prior senior credit agreement were written off.

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

On February 14, 2003 the Operating Company refinanced the majority of its prior credit facilities and entered into a senior credit agreement (the "Senior Credit Agreement") with a consortium of banks. The Senior Credit Agreement consists of two term loans to the Operating Company with initial term loan commitments totaling $670.0 million and a $150.0 million revolving credit facility. The unused availability of the revolving credit facility under the Senior Credit Agreement at March 30, 2003 was $110.4 million. The Senior Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. On March 30, 2003 the Company was in compliance with all covenants.

As a result of the refinancing on February 14, 2003 the Operating Company incurred debt issuance fees and other related costs of approximately $20 million, of which $0.7 million were expensed immediately and the remaining amount will be recognized as interest expense over five to seven years based upon the terms of the related debt instruments. Additionally, $5.5 million of deferred debt issuance fees associated with the prior senior credit agreement were written off.

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

PART II.    OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits
	Exhibit 99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K
No reports on Form 8-K were required to be filed during the quarter ended March 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2003

GPC CAPITAL CORP. II (Registrant)

By:	/s/ John E. Hamilton
John E. Hamilton Vice President, Secretary and Assistant Treasurer and Director (chief accounting officer and duly authorized officer)

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
6)	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

By:	/s/ Philip R. Yates
Philip R. Yates President, Treasurer and Assistant Secretary and Director (chief executive officer)

CERTIFICATION

I, John E. Hamilton, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of GPC Capital Corp. II;
2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4)	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;
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
6)	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

By:	/s/ John E. Hamilton
John E. Hamilton Vice President, Secretary and Assistant Treasurer (chief financial officer)