Form 10-Q
period 2003-06-29
GPC CAPITAL CORP II
filed 2003-08-13
CIK 1061504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

(Mark One) [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2003
                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______________ to _______________
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

                              GPC CAPITAL CORP. II

                                      INDEX


PART I.     FINANCIAL INFORMATION
                                                                    Page Number
Item  1: Condensed Financial Statements:

         CONDENSED BALANCE SHEETS -
         At June 29, 2003 and December 31, 2002..........................    3

         CONDENSED STATEMENTS OF OPERATIONS - For the Three and Six Months
         Ended June 29, 2003 and June 30, 2002...........................    4

         CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY - For the Year
         Ended December 31, 2002 and Six Months ended June 29, 2003......    5

         CONDENSED STATEMENTS OF CASH FLOWS  - For the Six Months
         Ended June 29, 2003 and June 30, 2002...........................    6

         NOTES TO CONDENSED FINANCIAL STATEMENTS.........................    7


Item  2: Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................    8


Item  3: Quantitative and Qualitative Disclosures About Market Risk......    9


Item  4: Controls and Procedures.........................................   10



PART II. OTHER INFORMATION

Item  6: Exhibits and Reports on Form 8-K................................   11


Signature: ..............................................................   12

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements


                              GPC CAPITAL CORP. II
                            CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                June 29,   December 31,
                                                  2003        2002
                                                  ----        ----

Total assets .................................     --          --
Commitments and contingent liabilities .......     --          --
Total liabilities ............................     --          --
Total shareholder's equity ...................     --          --
























          See accompanying notes to the condensed financial statements.

                              GPC CAPITAL CORP. II
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)



                                  Three Months Ended        Six Months Ended
                                  ------------------        ----------------
                                 June 29,    June 30,      June 29,   June 30,
                                   2003       2002           2003       2002
                                   ----       ----           ----       ----

Net sales ......................    --         --             --         --

Operating income ...............    --         --             --         --

Interest expense, net ..........    --         --             --         --

Net income .....................    --         --             --         --
























          See accompanying notes to the condensed financial statements.

                              GPC CAPITAL CORP. II
                  CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY
                                 (In thousands)
                                   (Unaudited)




Balance at January 1, 2002..............................      --

Balance at December 31, 2002............................      --

Balance at June 29, 2003................................      --





























          See accompanying notes to the condensed financial statements.

                              GPC CAPITAL CORP. II
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                        Six Months Ended
                                                        ----------------
                                                     June 29,      June 30,
                                                       2003          2002
                                                       ----          ----

Operating activities........................            --            --

Investing activities........................            --            --

Financing activities........................            --            --



























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

         GPC Capital Corp. II, a wholly owned subsidiary of Graham Packaging Holdings Company, a Pennsylvania limited partnership ("Holdings"), was incorporated in Delaware in January 1998. All entities and assets owned by Holdings are referred to collectively as the "Company." The sole purpose of GPC Capital Corp. II is to act as co-obligor with Holdings of the Senior Discount Notes and as co-guarantor with Holdings under the Senior Credit Agreement (as defined herein). GPC Capital Corp. II has only nominal assets, does not conduct any independent operations and during the six months ended June 29, 2003 and June 30, 2002, did not execute any transactions. GPC Capital Corp. II has authorized and issued 1,000 shares of common stock with a par value of $.01 per share.

         For additional information, see the related Quarterly Report on Form 10-Q of Holdings for the quarter ended June 29, 2003 and the related Annual Report on Form 10-K of GPC Capital Corp. II.


2. Debt Arrangements

         On February 2, 1998, Holdings and GPC Capital Corp. II, as co-obligor, issued $100.6 million gross proceeds of Senior Discount Notes Due 2009 ($169 million aggregate principal amount at maturity). The Senior Discount Notes mature on January 15, 2009, with interest payable at 10.75%.

         On February 14, 2003 the Operating Company refinanced the majority of its prior credit facilities and entered into a senior credit agreement (the "Senior Credit Agreement") with a consortium of banks. The Senior Credit Agreement consisted of two term loans to the Operating Company with initial term loan commitments totaling $670.0 million and a $150.0 million revolving credit facility. The unused availability of the revolving credit facility under the Senior Credit Agreement at June 29, 2003 was $122.2 million. The Senior Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. On June 29, 2003 the Company was in compliance with all covenants.

         On May 28, 2003 the Operating Company and GPC Capital Corp I issued $100.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2008 pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes were issued under the February 2, 1998 Senior Subordinated Indenture. The notes were issued in exchange for, and in full satisfaction of, the $100.0 million aggregate principal amount of the Tranche II term loan then outstanding under the Operating Company's Senior Credit Agreement.

         As a result of the refinancing on February 14, 2003 the Operating Company incurred debt issuance fees and other related costs of approximately $20 million, of which $0.7 million were expensed and the remaining amount will be recognized as interest expense over five to seven years based upon the terms of the related debt instruments. Additionally, $5.5 million of deferred debt issuance fees associated with the prior senior credit agreement were written off.

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

         On February 14, 2003 the Operating Company refinanced the majority of its prior credit facilities and entered into a senior credit agreement (the "Senior Credit Agreement") with a consortium of banks. The Senior Credit Agreement consisted of two term loans to the Operating Company with initial term loan commitments totaling $670.0 million and a $150.0 million revolving credit facility. The unused availability of the revolving credit facility under the Senior Credit Agreement at June 29, 2003 was $122.2 million. The Senior Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. On June 29, 2003 the Company was in compliance with all covenants.

         On May 28, 2003 the Operating Company and GPC Capital Corp I issued $100.0 million aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2008 pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes were issued under the February 2, 1998 Senior Subordinated Indenture. The notes were issued in exchange for, and in full satisfaction of, the $100.0 million aggregate principal amount of the Tranche II term loan then outstanding under the Operating Company's Senior Credit Agreement.

         As a result of the refinancing on February 14, 2003 the Operating Company incurred debt issuance fees and other related costs of approximately $20 million, of which $0.7 million were expensed and the remaining amount will be recognized as interest expense over five to seven years based upon the terms of the related debt instruments. Additionally, $5.5 million of deferred debt issuance fees associated with the prior senior credit agreement were written off.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.

Item 4. Controls and Procedures



(a)   Evaluation of Disclosure Controls and Procedures

      The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report, have concluded that as of such date the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to GPC Capital Corp. II would be made known to them by others within the company.


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

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 31.1 Certification required by Rule 15d-14(a).
      Exhibit 31.2 Certification required by Rule 15d-14(a).


(b)   Reports on Form 8-K

      No reports on Form 8-K were required to be filed during the quarter ended June 29, 2003.

                                    SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 13, 2003




                                GPC CAPITAL CORP. II
                                (Registrant)


                              By: /s/ John E. Hamilton
                              ------------------------------------------
                              John E. Hamilton
                              Vice President, Secretary and Assistant
                              Treasurer and Director
                              (chief accounting officer and duly authorized officer)

                                                                   Exhibit 31.1
                                  CERTIFICATION

I, Philip R. Yates, certify that:

1)   I have reviewed this quarterly report on Form 10-Q of GPC Capital Corp. II;

2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003


                             By: /s/ Philip R. Yates
                                ----------------------------------
                                Philip R. Yates
                                President, Treasurer and Assistant Secretary
                                and Director
                                (chief executive officer)

                                                                   Exhibit 31.2
                                  CERTIFICATION

I, John E. Hamilton, certify that:

1)   I have reviewed this quarterly report on Form 10-Q of GPC Capital Corp. II;

2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003


                            By: /s/ John E. Hamilton
                               -----------------------------------
                               John E. Hamilton
                               Vice President, Secretary and Assistant
                               Treasurer and Director
                               (chief financial officer)