Form 10-Q
period 2003-09-28
GPC CAPITAL CORP II
filed 2003-11-12
CIK 1061504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)
   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 2003
                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________ to ___________________
Commission file number: 333-53603-01


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

                              GPC CAPITAL CORP. II

                                      INDEX


PART I.     FINANCIAL INFORMATION
                                                                     Page Number
Item 1: Condensed Financial Statements:

        CONDENSED BALANCE SHEETS -
        At September 28, 2003 and December 31, 2002........................   3

        CONDENSED STATEMENTS OF OPERATIONS - For the Three and Nine Months
        ended September 28, 2003 and September 29, 2002....................   4

        CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY - For the Year
        Ended December 31, 2002 and Nine Months ended September 28, 2003...   5

        CONDENSED STATEMENTS OF CASH FLOWS - For the Nine Months ended
        September 28, 2003 and September 29, 2002..........................   6

        NOTES TO CONDENSED FINANCIAL STATEMENTS............................   7


Item 2: Management's Discussion and Analysis of Financial Condition and
        Results of Operations..............................................   8


Item 3: Quantitative and Qualitative Disclosures About Market Risk.........   9


Item 4: Controls and Procedures............................................  10


PART II.     OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K...................................  11


Signature: ................................................................  12

PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements


                              GPC CAPITAL CORP. II
                            CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                 September 28,     December 31,
                                                      2003             2002
                                                      ----             ----

Total assets.................................          --               --
Commitments and contingent liabilities.......          --               --
Total liabilities............................          --               --
Total shareholder's equity...................          --               --
























          See accompanying notes to the condensed financial statements.

                              GPC CAPITAL CORP. II
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)



                                    Three Months Ended                Nine Months Ended
                                    ------------------                -----------------
                               September 28,   September 29,     September 28,   September 29,
                                  2003            2002              2003            2002
                                  ----            ----              ----            ----
Net sales..................        --              --                --              --

Operating income...........        --              --                --              --

Interest expense, net......        --              --                --              --

Net income.................        --              --                --              --























          See accompanying notes to the condensed financial statements.

                              GPC CAPITAL CORP. II
                  CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY
                                 (In thousands)
                                   (Unaudited)




Balance at January 1, 2002.................................           --

Balance at December 31, 2002...............................           --

Balance at September 28, 2003..............................           --


























          See accompanying notes to the condensed financial statements.

                              GPC CAPITAL CORP. II
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                      Nine Months Ended
                                                      -----------------
                                               September 28,    September 29,
                                                  2003             2002
                                                  ----             ----

Operating activities.........................      --               --

Investing activities.........................      --               --

Financing activities.........................      --               --

























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

         GPC Capital Corp. II, a wholly owned subsidiary of Graham Packaging Holdings Company, a Pennsylvania limited partnership ("Holdings"), was incorporated in Delaware in January 1998. All entities and assets owned by Holdings are referred to collectively as the "Company." The sole purpose of GPC Capital Corp. II is to act as co-obligor with Holdings of the Senior Discount Notes and as co-guarantor with Holdings under the Senior Credit Agreement (as defined herein). GPC Capital Corp. II has only nominal assets, does not conduct any independent operations and during the nine months ended September 28, 2003, did not execute any transactions. GPC Capital Corp. II has authorized and issued 1,000 shares of common stock with a par value of $.01 per share.

         For additional information, see the related Quarterly Report on Form 10-Q of Holdings for the quarter ended September 28, 2003 and the related Annual Report on Form 10-K of GPC Capital Corp. II.


2. Debt Arrangements

         On February 2, 1998, Holdings and GPC Capital Corp. II, as co-obligor, issued $100.6 million gross proceeds of Senior Discount Notes Due 2009 ($169 million aggregate principal amount at maturity). The Senior Discount Notes mature on January 15, 2009, with interest payable at 10.75%.

         On February 14, 2003 the Operating Company refinanced the majority of its prior credit facilities and entered into a senior credit agreement (the "Senior Credit Agreement") with a consortium of banks. The Senior Credit Agreement consisted of two term loans to the Operating Company with initial term loan commitments totaling $670.0 million and a $150.0 million revolving credit facility. The unused availability of the revolving credit facility under the Senior Credit Agreement at September 28, 2003 was $105.2 million. The Senior Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. On September 28, 2003 the Company was in compliance with all covenants.

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

         On February 14, 2003 the Operating Company refinanced the majority of its prior credit facilities and entered into a senior credit agreement (the "Senior Credit Agreement") with a consortium of banks. The Senior Credit Agreement consisted of two term loans to the Operating Company with initial term loan commitments totaling $670.0 million and a $150.0 million revolving credit facility. The unused availability of the revolving credit facility under the Senior Credit Agreement at September 28, 2003 was $105.2 million. The Senior Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. On September 28, 2003 the Company was in compliance with all covenants.

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


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 31.1 Certification required by Rule 15d-14(a).

     Exhibit 31.2 Certification required by Rule 15d-14(a).

     Exhibit 32.1 Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.2 Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     No reports on Form 8-K were required to be filed during the quarter ended September 28, 2003.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 12, 2003




                        GPC CAPITAL CORP. II
                        (Registrant)


                        By: /s/ John E. Hamilton
                        ---------------------------------------------
                        John E. Hamilton
                        Vice President, Secretary and Assistant
                        Treasurer and Director
                        (chief accounting officer and duly authorized
                        officer)

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

Date: November 12, 2003


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

Date: November 12, 2003


                        By: /s/  John E. Hamilton
                            -----------------------------------
                            John E. Hamilton
                            Vice President, Secretary and Assistant Treasurer and Director
                            (chief financial officer)

                                                                    Exhibit 32.1

                                  CERTIFICATION

     In connection with the Quarterly Report of GPC Capital Corp. II on Form 10-Q for the period ended September 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Philip R. Yates, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of GPC Capital Corp. II.

Date: November 12, 2003


                        By: /s/ Philip R. Yates
                            -----------------------------------
                            Philip R. Yates
                            President, Treasurer and Assistant Secretary and Director
                            (chief executive officer)

                                                                    Exhibit 32.2


                                  CERTIFICATION

     In connection with the Quarterly Report of GPC Capital Corp. II on Form 10-Q for the period ended September 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John E. Hamilton, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of GPC Capital Corp. II.


Date: November 12, 2003


                        By: /s/ John E. Hamilton
                            -----------------------------------
                            John E. Hamilton
                            Vice President, Secretary and Assistant Treasurer and Director
                            (chief financial officer)