Form 10-K
period 2003-12-31
GPC CAPITAL CORP II
filed 2004-03-25
CIK 1061504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
                                       OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

As of the date hereof, 1,000 shares of the registrant's common stock, par value $.01 per share, are outstanding.

There is no established public trading market for the registrant's common stock, par value $.01 per share. The aggregate market value of the voting securities held by non-affiliates of the registrant as of February 15, 2004 was $-0-. As of February 15, 2004, all of the outstanding common stock, par value $.01 per share, of the registrant was owned by Graham Packaging Holdings Company, a Pennsylvania limited partnership.

The Registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format permitted by General Instruction I(2).
---------------

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                              GPC CAPITAL CORP. II

                                      INDEX

                                                                           Page
                                                                         Number

PART I........................................................................3

  Item 1.  Business...........................................................3

  Item 2.  Properties.........................................................4

  Item 3.  Legal Proceedings..................................................4

  Item 4.  Submission of Matters to a Vote of Security Holders................4


PART II.......................................................................5

  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters............................................................5

  Item 6.  Selected Financial Data............................................5

  Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................5

  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.........6

  Item 8.  Financial Statements and Supplementary Data........................7

  Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..............................................14

  Item 9A. Controls and Procedures...........................................14

PART III.....................................................................15

  Item 10. Directors and Executive Officers of the Registrant................15

  Item 11. Executive Compensation............................................15

  Item 12. Security Ownership of Certain Beneficial Owners and Management....15

  Item 13. Certain Relationships and Related Transactions....................15


PART IV......................................................................16

  Item 14. Principal Accountant Fees and Services............................16

  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form
           8-K...............................................................16

                                     PART I

Item 1.  Business

         Unless the context otherwise requires, all references herein to the "Company," with respect to periods prior to the recapitalization described below (the "Recapitalization"), refer to the business historically conducted by Graham Packaging Holdings Company ("Holdings") (which served as the operating entity for the business prior to the Recapitalization) and one of its predecessors (Graham Container Corporation), together with Holdings' subsidiaries and certain affiliates, and, with respect to periods subsequent to the Recapitalization, refer to Holdings and its subsidiaries. Since the Recapitalization, Graham Packaging Company, L.P. (the "Operating Company") has been a wholly owned subsidiary of Holdings. GPC Capital Corp. II is a wholly owned subsidiary of Holdings. All references to the "Recapitalization" herein shall mean the collective reference to the Recapitalization of Holdings and related transactions as described under "The Recapitalization" below, including the initial borrowings and the related uses of proceeds. References to "Continuing Graham Entities" herein refer to Graham Packaging Corporation ("Graham GP Corp."), Graham Family Growth Partnership or affiliates thereof or other entities controlled by Donald C. Graham and his family, and references to "Graham Entities" refer to the Continuing Graham Entities, Graham Engineering Corporation ("Graham Engineering") and Donald C. Graham and/or certain entities controlled by Mr. Graham and his family. All references to "Management" herein shall mean the management of the Company at the time in question, unless the context indicates otherwise. In addition, unless otherwise indicated, all sources for all industry data and statistics contained herein are estimates contained in or derived from internal or industry sources believed by the Company to be reliable.

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Annual Report on Form 10-K, including statements regarding the future financial position, economic performance and results of operations of the Company (as defined above), as well as the Company's business strategy, budgets and projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue" or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, expectations may prove to have been incorrect. Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation, those discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements set forth in this paragraph.

General

         GPC Capital Corp. II ("CapCo II") was incorporated in Delaware in January 1998. CapCo II is a wholly owned subsidiary of Holdings, which was formed in 1989. CapCo II's sole purpose is to act as co-obligor with Holdings of the Senior Discount Notes (as defined below under "The Recapitalization") and as co-guarantor with Holdings under the Senior Credit Agreement (as defined below under "The Recapitalization"). CapCo II has only nominal assets, does not conduct any operations and did not receive any of the proceeds of the offering of the Senior Discount Notes.

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

         In 1998, as part of the Recapitalization, Holdings and CapCo II (together with Holdings, the "Holdings Issuers"), consummated an offering of $169.0 million aggregate principal amount at maturity of their 10 3/4% Senior Discount Notes Due 2009, Series B (the "Senior Discount Notes").

         CapCo II is co-obligor with Holdings of the Senior Discount Notes and co-guarantor with Holdings under a senior credit agreement entered into on February 14, 2003 among the Operating Company, Holdings, GPC Capital Corp. I and a syndicate of lenders (the "Senior Credit Agreement").

Employees

         As of December 31, 2003, CapCo II had no employees.

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

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         Omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         All of CapCo II's common stock, par value $.01 per share ("common stock"), is owned by Holdings, whose address is 2401 Pleasant Valley Road, York, Pennsylvania 17402. There is no established public trading market for CapCo II's common stock.

         In 1998, CapCo II issued 1,000 shares of common stock to Holdings in a transaction exempt from registration under the Securities Act pursuant to
Section 4(2) of the Securities Act.

         As indicated under Item 1, "Business -- The Recapitalization," upon the Closing of the Recapitalization in 1998, the Holdings Issuers consummated an offering of $169.0 million aggregate principal amount at maturity of their 10 3/4% Senior Discount Notes due 2009, Series B.

         No dividends were paid to the holder of CapCo II's common stock in 2003.

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

Item 6.  Selected Financial Data

         None.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         None.

Liquidity and Capital Resources

         In 1998, Holdings and CapCo II, as co-obligor, issued $100.6 million gross proceeds of Senior Discount Notes Due 2009 ($169.0 million aggregate principal amount at maturity).

         The Senior Discount Notes mature on January 15, 2009, with cash interest payable semi-annually beginning July 15, 2003 at 10.75%.

         The Operating Company's Senior Credit Agreement currently consists of a term loan to the Operating Company with an initial term loan commitment totaling $570.0 million and a revolving loan facility to the Operating Company totaling $150.0 million. The obligations of the Operating Company under the Senior Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loan is payable in quarterly installments and requires payments of $4.0 million in 2004, $20.0 million in 2005, $45.0 million in 2006, $45.0 million in 2007, $200.0 million in 2008, $200.0 million in 2009 and $54.0 million in 2010.
The Operating Company expects to fund scheduled debt repayments from cash from operations and unused lines of credit. The revolving loan facility expires on the earlier of February 14, 2008 and the term loan maturity date.

         The Senior Credit Agreement contains a number of significant covenants that, among other things, restrict the Company's ability to dispose of assets, repay other indebtedness, incur additional indebtedness, pay dividends, prepay subordinated indebtedness, incur liens, make capital expenditures, investments or acquisitions, engage in mergers or consolidations, engage in transactions with affiliates and otherwise restrict the Company's activities. Substantially all of the Operating Company's domestic tangible and intangible assets are pledged as collateral pursuant to the terms of the Senior Credit Agreement.

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

         CapCo II has no source of liquidity.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.  Financial Statements and Supplementary Data


                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                         Number

Statement regarding omission of independent auditors' report..................8

Financial Statements..........................................................9


   Balance Sheets at December 31, 2003 and 2002...............................9

   Statements of Operations for the years ended December 31, 2003, 2002 and 2001..................................................................10

   Statements of Shareholder's Equity for the years ended December 31, 2003,
   2002 and 2001.............................................................11

   Statements of Cash Flows for the years ended December 31, 2003, 2002 and
   2001......................................................................12

   Notes to Financial Statements.............................................13

Report of independent auditors omitted pursuant to Rule 3-11 of Regulation S-X.

                              GPC CAPITAL CORP. II
                                 BALANCE SHEETS



                                                     December 31,
                                                     ------------
                                                    2003     2002
                                                    ----     ----
                                                    (In thousands)

      Total assets                                  ---       ---

      Commitments and contingent liabilities        ---       ---

      Total liabilities                             ---       ---

      Total shareholder's equity                    ---       ---

















































                 See accompanying notes to financial statements.

                              GPC CAPITAL CORP. II
                            STATEMENTS OF OPERATIONS





                                             Year Ended December 31,
                                             -----------------------
                                      2003             2002            2001
                                      ----             ----            ----
                                                 (In thousands)
      Net sales                       ---              ---              ---

      Operating income                ---              ---              ---

      Interest expense, net           ---              ---              ---

      Net income                      ---              ---              ---















































                 See accompanying notes to financial statements.

                              GPC CAPITAL CORP. II
                       STATEMENTS OF SHAREHOLDER'S EQUITY





                                                            (In thousands)
      Balance at January 1, 2001                                 ---

      Balance at December 31, 2001                               ---

      Balance at December 31, 2002                               ---

      Balance at December 31, 2003                               ---



















































                See accompanying notes to financial statements.

                              GPC CAPITAL CORP. II
                            STATEMENTS OF CASH FLOWS



                                         Year Ended December 31,
                                         -----------------------
                               2003               2002               2001
                               ----               ----               ----
                                             (In thousands)
    Operating activities       ---                ---                 ---

    Investing activities       ---                ---                 ---

    Financing activities       ---                ---                 ---



















































                 See accompanying notes to financial statements.

                              GPC CAPITAL CORP. II
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003

1.       Basis of Presentation

         GPC Capital Corp. II is a wholly owned subsidiary of Graham Packaging Holdings Company, a Pennsylvania limited partnership formerly known as Graham Packaging Company ("Holdings"). The sole purpose of GPC Capital Corp. II is to act as co-obligor with Holdings of the Senior Discount Notes and as co-guarantor with Holdings under the Senior Credit Agreement (as defined herein). GPC Capital Corp. II has only nominal assets, does not conduct any operations and did not receive any of the proceeds of the offering of the Senior Discount Notes.

2.       Debt Arrangements

         In 1998, Holdings and GPC Capital Corp. II, as co-obligor, issued $100.6 million gross proceeds of Senior Discount Notes Due 2009 ($169.0 million aggregate principal amount at maturity) (the "Senior Discount Notes). The Senior Discount Notes mature on January 15, 2009, with cash interest payable semi-annually beginning July 15, 2003 at 10.75%.

         On February 14, 2003 Graham Packaging Company, L.P. (the "Operating Company"), Holdings, GPC Capital Corp. I and a syndicate of lenders entered into a senior credit agreement (the "Senior Credit Agreement"). The Senior Credit Agreement currently consists of a term loan to the Operating Company with an initial term loan commitment totaling $570.0 million and a revolving loan facility to the Operating Company totaling $150.0 million. The obligations of the Operating Company under the Senior Credit Agreement are guaranteed by Holdings and certain other subsidiaries of Holdings. The term loan is payable in quarterly installments and requires payments of $4.0 million in 2004, $20.0 million in 2005, $45.0 million in 2006, $45.0 million in 2007, $200.0 million in 2008, $200.0 million in 2009 and $54.0 million in 2010. The revolving loan facility expires on the earlier of February 14, 2008 and the term loan maturity date. On February 25, 2004 the Senior Credit Agreement was amended to permit an interest rate coupon reduction on the Company's term loan. Interest is payable at (a) the "Alternate Base Rate" (the higher of the Prime Rate or the Federal Funds Rate plus 0.50%) plus a margin ranging from 1.50% to 2.75%; or (b) the "Eurodollar Rate" (the applicable interest rate offered to banks in the London interbank eurocurrency market) plus a margin ranging from 2.50% to 3.75%. A commitment fee of 0.50% is due on the unused portion of the revolving loan commitment. In addition, the Senior Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. As of December 31, 2003 the Company was in compliance with all covenants.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.


Item 9A. Controls and Procedures

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

Item 11. Executive Compensation

         Omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

Item 13. Certain Relationships and Related Transactions

         Omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

                                     PART IV

Item 14. Principal Accountant Fees and Services

         Pursuant to Rule 3-11 of Regulation S-X, since CapCo II is an inactive registrant, it is not required to have its financial statements audited. As a result, CapCo II has not engaged independent accountants to perform audit services for it in the past two fiscal years, so it has not been billed for fees in connection with audit or audit-related services in the last two fiscal years. Furthermore, CapCo II has not retained any accountants to perform any tax or other services for it in the past two fiscal years, and as a result it also has not been billed for fees by any accountant for tax or other services during that time.


Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


     (a) The following Financial Statement Schedules are included herein:

         None.

         All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or the notes thereto.


     (b) The following exhibits are filed herewith or incorporated herein by reference:


 Exhibit
 Number      Description of Exhibit
 ------      ----------------------

   3.1  --   Certificate of Incorporation of GPC Capital Corp. II
             (incorporated herein by reference to Exhibit 3.7 to the Registration Statement on Form S-4 filed by the Company on May
             26, 1998 (File No. 333-53603-01)).

   3.2  --   By-Laws of GPC Capital Corp. II (incorporated herein by
             reference to Exhibit 3.8 to the Registration Statement on Form
             S-4 filed by the Company on May 26, 1998 (File No.
             333-53603-01)).

  10.1  --   Credit Agreement dated as of February 14, 2003 among Graham
             Packaging Holdings Company, Graham Packaging Company, L.P., GPC
             Capital Corp. I, the lending institutions identified in the Credit Agreement and the agents identified in the Credit
             Agreement (incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed by Graham Packaging
             Holdings Company for the fiscal year ended December 31, 2002 on February 25, 2003 (File No. 333-53603-03)).

  10.2  --   First Amendment and Consent to Credit Agreement dated as of
             May 13, 2003 (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 filed by Graham
             Packaging Holdings Company on July 25, 2003 (File No.
             333-107369-01)).

  10.3  --   Form of Second Amendment to Credit Agreement dated as of February
             25, 2004.

  10.4  --   Indenture dated as of February 2, 1998 among Graham Packaging
             Holdings Company and GPC Capital Corp. II and The Bank of New
             York, as Trustee, relating to the Senior Discount Notes Due 2009 of Graham Packaging Holdings Company and GPC Capital Corp. II
             (incorporated herein by reference to Exhibit 4.7 to the Registration Statement on Form S-4 filed by the Company on May
             26, 1998 (File No. 333-53603-01)).

  10.5  --   Registration Rights Agreement by and among Graham Packaging
             Company, L.P., GPC Capital Corp. II, Graham Capital Corporation,
             Graham Family Growth Partnership, BCP/Graham Holdings L.L.C.,
             BMP/Graham Holdings Corporation and the other parties named therein (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-4 filed by the Company on July
             13, 1998 (File No. 333-53603-01)).

 Exhibit
 Number      Description of Exhibit
 ------      ----------------------

  10.6  --   Stockholders' Agreement dated as of February 2, 1998 among
             Blackstone Capital Partners III Merchant Banking Fund L.P.,
             Blackstone Offshore Capital Partners III L.P., Blackstone Family
             Investment Partnership III, L.P., BMP/Graham Holdings
             Corporation, Graham Packaging Holdings Company, GPC Capital Corp.
             II and BT Investment Partners, Inc. (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form
             S-4 filed by the Company on July 13, 1998 (File No.
             333-53603-01)).

  24    --   Power of Attorney.

  31.1  --   Certification required by Rule 15d - 14(a).

  31.2  --   Certification required by Rule 15d - 14(a).

  32.1  --   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2  --   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



         (c) Reports on Form 8-K

         No Reports on Form 8-K were required to be filed during the quarter ended December 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 25, 2004



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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 25th day of March, 2004 by the following persons on behalf of the registrant and in the capacities indicated, with respect to GPC Capital Corp. II:


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