Form 10-Q
period 2004-03-28
GPC CAPITAL CORP II
filed 2004-05-11
CIK 1061504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)
     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 2004
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________
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

                              GPC CAPITAL CORP. II

                                      INDEX


PART I.  FINANCIAL INFORMATION
                                                                    Page Number
Item  1:   Condensed Financial Statements:


           CONDENSED BALANCE SHEETS -
                At March 28, 2004 and December 31, 2003....................   3

           CONDENSED STATEMENTS OF OPERATIONS - For the Three Months ended
           March 28, 2004 and March 30, 2003...............................   4


           CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY - For the Year Ended
           December 31, 2003 and Three Months ended March 28, 2004.........   5


           CONDENSED STATEMENTS OF CASH FLOWS  - For the Three Months ended
           March 28, 2004 and March 30, 2003...............................   6


           NOTES TO CONDENSED FINANCIAL STATEMENTS.........................   7


Item  2:   Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................   8


Item  3:   Quantitative and Qualitative Disclosures About Market Risk......   9


Item  4:   Controls and Procedures.........................................  10



PART II.  OTHER INFORMATION

Item  6:   Exhibits and Reports on Form 8-K................................  11


Signature: ................................................................  12

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements


                              GPC CAPITAL CORP. II
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                March 28,      December 31,
                                                  2004            2003
                                                  ----            ----
                                                     (In thousands)
Total assets...................................    ---            ---
Commitments and contingent liabilities.........    ---            ---
Total liabilities..............................    ---            ---
Total shareholder's equity.....................    ---            ---


































         See accompanying notes to the condensed financial statements.

                              GPC CAPITAL CORP. II
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                        Three Months Ended
                                        ------------------
                                   March 28,           March 30,
                                      2004               2003
                                      ----               ----
                                          (In thousands)
Net sales......................        --                 --

Operating income...............        --                 --

Interest expense, net..........        --                 --

Net income.....................        --                 --

































         See accompanying notes to the condensed financial statements.

                              GPC CAPITAL CORP. II
                  CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY
                                   (Unaudited)


                                                 (In thousands)

Balance at January 1, 2003...................          ---

Balance at December 31, 2003.................          ---

Balance at March 28, 2004....................          ---








































          See accompanying notes to the condensed financial statements.

                              GPC CAPITAL CORP. II
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                             Three Months Ended
                                             ------------------
                                           March 28,     March 30,
                                             2004          2003
                                             ----          ----
                                               (In thousands)

Operating activities....................      --            --

Investing activities....................      --            --

Financing activities....................      --            --



































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

     GPC Capital Corp. II, a wholly owned subsidiary of Graham Packaging Holdings Company, a Pennsylvania limited partnership ("Holdings"), was incorporated in Delaware in January 1998. All entities and assets owned by Holdings are referred to collectively as the "Company." The sole purpose of GPC Capital Corp. II is to act as co-obligor with Holdings of the Senior Discount Notes and as co-guarantor with Holdings under the Senior Credit Agreement (as defined herein). GPC Capital Corp. II has only nominal assets, does not conduct any independent operations and during the three months ended March 28, 2004 did not execute any transactions. GPC Capital Corp. II has authorized and issued 1,000 shares of common stock with a par value of $.01 per share.

     For additional information, see the related Quarterly Report on Form 10-Q of Holdings for the quarter ended March 28, 2004 and the related Annual Report on Form 10-K of GPC Capital Corp. II.


2. Debt Arrangements

     In 1998, Holdings and GPC Capital Corp. II, as co-obligor, issued $169.0 million aggregate principal amount at maturity of Senior Discount Notes Due 2009. The Senior Discount Notes mature on January 15, 2009, with interest payable at 10.75%.

     On February 14, 2003 the Operating Company refinanced the majority of its prior credit facilities and entered into a senior credit agreement (the "Senior Credit Agreement") with a consortium of banks. The Senior Credit Agreement consists of one term loan to the Operating Company with an initial term loan commitment totaling $570.0 million and a $150.0 million revolving credit facility. The Senior Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. As of March 28, 2004 the Company was in compliance with all covenants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Report on Form 10-Q, including statements regarding the future financial position, economic performance and results of operations of the Company, as well as the Company's business strategy, budgets and projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue" or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, expectations may prove to have been incorrect. All forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements set forth in this paragraph.

     All entities and assets owned by Holdings are referred to collectively as the "Company."


Results of Operations

     None


Liquidity and Capital Resources

     In 1998, Holdings and GPC Capital Corp. II, as co-obligor, issued $169.0 million aggregate principal amount at maturity of Senior Discount Notes Due 2009. The Senior Discount Notes mature on January 15, 2009, with interest payable at 10.75%.

     On February 14, 2003 the Operating Company refinanced the majority of its prior credit facilities and entered into a senior credit agreement (the "Senior Credit Agreement") with a consortium of banks. The Senior Credit Agreement consists of one term loan to the Operating Company with an initial term loan commitment totaling $570.0 million and a $150.0 million revolving credit facility. The Senior Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. As of March 28, 2004 the Company was in compliance with all covenants.

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


(b)  Changes in Internal Controls

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect GPC Capital Corp. II's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any material weaknesses in GPC Capital Corp. II's internal controls. As a result, no corrective actions were required or undertaken.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 31.1 Certification required by Rule 15d-14(a).

     Exhibit 31.2 Certification required by Rule 15d-14(a).

     Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



(b)  Reports on Form 8-K

     No reports on Form 8-K were required to be filed during the quarter ended March 28, 2004.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


Dated:  May 11, 2004




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