Form 10-Q
period 2004-06-27
GPC CAPITAL CORP II
filed 2004-08-10
CIK 1061504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)
       [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 2004
                                       OR

       [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________ to __________________
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

                              GPC CAPITAL CORP. II

                                      INDEX


PART I. FINANCIAL INFORMATION
                                                               Page Number
Item 1: Condensed Financial Statements:

        CONDENSED BALANCE SHEETS -
         At June 27, 2004 and December 31, 2003..........................    3

        CONDENSED STATEMENTS OF OPERATIONS - For the Three and Six Months
         ended June 27, 2004 and June 29, 2003...........................    4

        CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY - For the Year Ended
         December 31, 2003 and Six Months ended June 27, 2004............    5

        CONDENSED STATEMENTS OF CASH FLOWS  - For the Six Months ended
         June 27, 2004 and June 29, 2003.................................    6

        NOTES TO CONDENSED FINANCIAL STATEMENTS..........................    7


Item 2: Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................    8


Item 3: Quantitative and Qualitative Disclosures About Market Risk.......    9


Item 4: Controls and Procedures..........................................   10



PART II.OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K.................................   11


Signature: ..............................................................   12

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements


                              GPC CAPITAL CORP. II
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                  June 27,        December 31,
                                                     2004             2003
                                                     ----             ----
                                                        (In thousands)
Total assets.....................................     --               --
Commitments and contingent liabilities...........     --               --
Total liabilities................................     --               --
Total shareholder's equity.......................     --               --









































          See accompanying notes to the condensed financial statements.

                              GPC CAPITAL CORP. II
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                     Three Months Ended      Six Months Ended
                                     ------------------      ----------------
                                    June 27,    June 29,    June 27,   June 29,
                                      2004        2003        2004       2003
                                      ----        ----        ----       ----
                                                   (In thousands)
Net sales........................      --          --          --         --

Operating income.................      --          --          --         --

Interest expense, net............      --          --          --         --

Net income.......................      --          --          --         --







































          See accompanying notes to the condensed financial statements.

                              GPC CAPITAL CORP. II
                  CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY
                                   (Unaudited)



                                                        (In thousands)

Balance at January 1, 2003..............................       --

Balance at December 31, 2003............................       --

Balance at June 27, 2004................................       --














































          See accompanying notes to the condensed financial statements.

                              GPC CAPITAL CORP. II
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Six Months Ended
                                                         ----------------
                                                       June 27,     June 29,
                                                         2004         2003
                                                         ----         ----
(In thousands)

Operating activities................................      --           --

Investing activities................................      --           --

Financing activities................................      --           --










































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

     GPC Capital Corp. II, a wholly owned subsidiary of Graham Packaging Holdings Company, a Pennsylvania limited partnership ("Holdings"), was incorporated in Delaware in January 1998. All entities and assets owned by Holdings are referred to collectively as the "Company." The sole purpose of GPC Capital Corp. II is to act as co-obligor with Holdings of the Senior Discount Notes and as co-guarantor with Holdings under the Senior Credit Agreement (as defined herein). GPC Capital Corp. II has only nominal assets, does not conduct any independent operations and during the six months ended June 27, 2004 did not execute any transactions. GPC Capital Corp. II has authorized and issued 1,000 shares of common stock with a par value of $.01 per share.

     For additional information, see the related Quarterly Report on Form 10-Q of Holdings for the quarter ended June 27, 2004 and the related Annual Report on Form 10-K of GPC Capital Corp. II.


2. Debt Arrangements

     In 1998, Holdings and GPC Capital Corp. II, as co-obligor, issued $169.0 million aggregate principal amount at maturity of Senior Discount Notes Due 2009. The Senior Discount Notes mature on January 15, 2009, with interest payable at 10.75%.

     On February 14, 2003 the Company refinanced the majority of its prior credit facilities and entered into a senior credit agreement (the "Senior Credit Agreement") with a consortium of banks. The Senior Credit Agreement consists of one term loan with an initial term loan commitment totaling $570.0 million and a $150.0 million revolving credit facility. The Senior Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. As of June 27, 2004 the Company was in compliance with all covenants.

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

     On February 14, 2003 the Company refinanced the majority of its prior credit facilities and entered into a senior credit agreement (the "Senior Credit Agreement") with a consortium of banks. The Senior Credit Agreement consists of one term loan with an initial term loan commitment totaling $570.0 million and a $150.0 million revolving credit facility. The Senior Credit Agreement contains certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. As of June 27, 2004 the Company was in compliance with all covenants.

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

PART II.. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 31.1 Certification required by Rule 15d-14(a).

          Exhibit 31.2 Certification required by Rule 15d-14(a).

          Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



     (b)  Reports on Form 8-K

          No reports on Form 8-K were required to be filed during the quarter ended June 27, 2004.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


Dated: August 10, 2004




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