Form 10-Q
period 2004-09-26
GPC CAPITAL CORP II
filed 2004-11-10
CIK 1061504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)
       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 2004
                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________ to _________________
Commission file number: 333-53603-01

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

                              GPC CAPITAL CORP. II

                                      INDEX


PART I.  FINANCIAL INFORMATION
                                                                    Page Number
Item  1:  Condensed Financial Statements:


          CONDENSED BALANCE SHEETS -
               At September 26, 2004 and December 31, 2003................    3

          CONDENSED STATEMENTS OF OPERATIONS - For the three and nine months
            ended September 26, 2004 and September 28, 2003...............    4


          CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY - For the year ended
            December 31, 2003 and nine months ended September 26, 2004....    5


          CONDENSED STATEMENTS OF CASH FLOWS  - For the nine months ended
            September 26, 2004 and September 28, 2003.....................    6


          NOTES TO CONDENSED FINANCIAL STATEMENTS.........................    7


Item  2:  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.........................................    8


Item  3:  Quantitative and Qualitative Disclosures About Market Risk......    9


Item  4:  Controls and Procedures.........................................   10



PART II. OTHER INFORMATION

Item  6:  Exhibits........................................................   11


Signature: ...............................................................   12

PART I.  FINANCIAL INFORMATION

Item 1. Condensed Financial Statements


                              GPC CAPITAL CORP. II
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                   September 26,   December 31,
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

                              GPC CAPITAL CORP. II
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                             Three Months Ended         Nine Months Ended
                             ------------------         -----------------
                        September 26, September 28, September 26, September 28,
                            2004          2003          2004          2003
                            ----          ----          ----          ----
                                            (In thousands)
Net sales...............     --            --            --            --

Operating income........     --            --            --            --

Interest expense, net...     --            --            --            --

Net income..............     --            --            --            --









































          See accompanying notes to the condensed financial statements.

                              GPC CAPITAL CORP. II
                  CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY
                                   (Unaudited)



                                                      (In thousands)

Balance at January 1, 2003............................      --

Balance at December 31, 2003..........................      --

Balance at September 26, 2004.........................      --













































          See accompanying notes to the condensed financial statements.

                              GPC CAPITAL CORP. II
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Nine Months Ended
                                                        -----------------
                                                   September 26, September 28,
                                                       2004          2003
                                                       ----          ----
                                                         (In thousands)

Operating activities........................            --            --

Investing activities........................            --            --

Financing activities........................            --            --










































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

     GPC Capital Corp. II, a wholly owned subsidiary of Graham Packaging Holdings Company, a Pennsylvania limited partnership ("Holdings"), was incorporated in Delaware in January 1998. All entities and assets owned by Holdings are referred to collectively as the "Company." The sole purpose of GPC Capital Corp. II is to act as co-obligor with Holdings of the 2009 Notes (as defined herein) and as co-guarantor with Holdings under the Credit Agreements (as defined herein). GPC Capital Corp. II has only nominal assets, does not conduct any independent operations and during the nine months ended September 26, 2004 did not execute any transactions. GPC Capital Corp. II has authorized and issued 1,000 shares of common stock with a par value of $.01 per share.

     For additional information, see the related Quarterly Report on Form 10-Q of Holdings for the quarter ended September 26, 2004 and the related Annual Report on Form 10-K of GPC Capital Corp. II.


2. Debt Arrangements

     In 1998, Holdings and GPC Capital Corp. II ("CapCo II"), as co-obligor, issued $169.0 million aggregate principal amount at maturity of senior discount notes due 2009 (the "2009 Notes"). The 2009 Notes mature on January 15, 2009, with interest payable at 10.75%. On September 9, 2004, Holdings and CapCo II announced the commencement of a cash tender offer for any and all of Holdings' and CapCo II's 2009 Notes. The extended expiration date of the tender offer was October 7, 2004. On October 7, 2004, Holdings and CapCo II purchased in connection with the tender offer $120.4 million of the 2009 Notes outstanding, including accrued interest and premia. On October 8, 2004, Holdings and CapCo II initiated a call for redemption for the remaining outstanding 2009 Notes with a redemption date of November 8, 2004. Final redemption of all the remaining outstanding 2009 Notes, plus accrued interest and premia, was made on November 8, 2004 with the proceeds from the portion of the B Loan (as defined below) undrawn at the closing of the Senior Credit Agreement (as defined below) on October 7, 2004.

     On February 14, 2003, the Company refinanced the majority of its existing credit facilities and entered into a senior credit agreement (the "Prior Senior Credit Agreement") with a consortium of banks. All of the existing indebtedness under the Prior Senior Credit Agreement was refinanced on October 7, 2004 when Graham Packaging Company, L.P. (the "Operating Company"), Holdings, GPC Capital Corp. I ("CapCo I") and a syndicate of lenders entered into a new first lien credit agreement (the "Senior Credit Agreement") and a new second lien credit agreement (the "Second Lien Credit Agreement" and, together with the Senior Credit Agreement, the "Credit Agreements"). The Senior Credit Agreement consists of a term loan to the Operating Company with an initial term loan commitment totaling $1,450.0 million (the "B Loan") and a $250.0 million revolving credit facility. $1,336.6 million of the B Loan was drawn at closing, with the remainder drawn to fund the call for, among other items, the remaining outstanding 2009 Notes that were redeemed on November 8, 2004. The Second Lien Credit Agreement consists of a term loan to the Operating Company with an initial term loan commitment totaling $350.0 million. The obligations of the Operating Company under the Credit Agreements are guaranteed by Holdings and certain other subsidiaries of Holdings. The Credit Agreements contain certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. As of September 26, 2004 and the closing of the Credit Agreements on October 7, 2004, the Company was in compliance with all covenants.

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

     All entities and assets owned by Graham Packaging Holdings Company ("Holdings") are referred to collectively as the "Company."


Results of Operations

     None


Liquidity and Capital Resources

     In 1998, Holdings and GPC Capital Corp. II ("CapCo II"), as co-obligor, issued $169.0 million aggregate principal amount at maturity of senior discount notes due 2009 (the "2009 Notes"). The 2009 Notes mature on January 15, 2009, with interest payable at 10.75%. On September 9, 2004, Holdings and CapCo II announced the commencement of a cash tender offer for any and all of Holdings' and CapCo II's 2009 Notes. The extended expiration date of the tender offer was October 7, 2004. On October 7, 2004, Holdings and CapCo II purchased in connection with the tender offer $120.4 million of the 2009 Notes outstanding, including accrued interest and premia. On October 8, 2004, Holdings and CapCo II initiated a call for redemption for the remaining outstanding 2009 Notes with a redemption date of November 8, 2004. Final redemption of all the remaining outstanding 2009 Notes, plus accrued interest and premia, was made on November 8, 2004 with the proceeds from the portion of the B Loan (as defined below) undrawn at the closing of the Senior Credit Agreement (as defined below) on October 7, 2004.

     On February 14, 2003, the Company refinanced the majority of its existing credit facilities and entered into a senior credit agreement (the "Prior Senior Credit Agreement") with a consortium of banks. All of the existing indebtedness under the Prior Senior Credit Agreement was refinanced on October 7, 2004 when Graham Packaging Company, L.P. (the "Operating Company"), Holdings, GPC Capital Corp. I ("CapCo I") and a syndicate of lenders entered into a new first lien credit agreement (the "Senior Credit Agreement") and a new second lien credit agreement (the "Second Lien Credit Agreement" and, together with the Senior Credit Agreement, the "Credit Agreements"). The Senior Credit Agreement consists of a term loan to the Operating Company with an initial term loan commitment totaling $1,450.0 million (the "B Loan") and a $250.0 million revolving credit facility. $1,336.6 million of the B Loan was drawn at closing, with the remainder drawn to fund the call for, among other items, the remaining outstanding 2009 Notes that were redeemed on November 8, 2004. The Second Lien Credit Agreement consists of a term loan to the Operating Company with an initial term loan commitment totaling $350.0 million. The obligations of the Operating Company under the Credit Agreements are guaranteed by Holdings and certain other subsidiaries of Holdings. The Credit Agreements contain certain affirmative and negative covenants as to the operations and financial condition of the Company, as well as certain restrictions on the payment of dividends and other distributions to Holdings. As of September 26, 2004 and the closing of the Credit Agreements on October 7, 2004, the Company was in compliance with all covenants.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Item 4. Controls and Procedures



(a)  Evaluation of Disclosure Controls and Procedures

     The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report, have concluded that as of such date the Company's disclosure controls and procedures were effective to ensure that material information relating to GPC Capital Corp. II would be made known to them by others within the company.


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


Dated: November 10, 2004




                                       GPC CAPITAL CORP. II
                                       (Registrant)


                                       By: /s/ John E. Hamilton
                                          -------------------------------
                                          John E. Hamilton
                                          Vice President, Secretary and
                                          Assistant Treasurer
                                          (chief accounting officer and duly
                                          authorized officer)